Form 10QSB
period 1995-09-30
CAMBRIDGE HOLDINGS LTD
filed 1995-11-13
CIK 712757

             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1995
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                         CAMBRIDGE HOLDINGS, LTD.
     (Exact name of small business issuer as specified in its charter)

             Colorado                               84-0826695
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)


  8100 W. Crestline Avenue, Suite A-15,             80123-1200
       #330 Littleton, Colorado                     (Zip Code)
(Address of principal executive offices)

      Issuer's telephone number,                   (970) 479-2800
          including area code

                191 University Blvd., #302, Denver, CO  80206
                              (Former address)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at October 31, 1995
 Common Stock, $.025 par value                       3,107,940

                      CAMBRIDGE HOLDINGS, LTD.
                             FORM 10-QSB

                          TABLE OF CONTENTS


Part I.  Financial Information................................        3

Balance Sheets as of September 30, 1995 and June 30, 1995.....    4 & 5

Statements of Income for the three month periods ended
 September 30, 1995 and September 30, 1994....................        6

Statements of Cash Flows for the three month periods ended
 September 30, 1995 and September 30, 1994....................    7 & 8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations....................................    9 & 10

Part II.  Other Information...................................        11

Signature Page................................................        12




















                             Form 10-QSB
                            Page 2 of 12

                      CAMBRIDGE HOLDINGS, LTD.

                             FORM 10-QSB

                         SEPTEMBER 30, 1995



                   PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended June 30, 1995.



























                             Form 10-QSB
                            Page 3 of 12

                        CAMBRIDGE HOLDINGS, LTD.
                              BALANCE SHEET
                               (Unaudited)

                                            SEPTEMBER 30,       JUNE 30,
                                                1995              1995
    ASSETS
    ------
CURRENT:
  Cash and cash equivalents                 $  646,635         $  698,635
  Investment securities                        507,416            332,345
  Prepaids and other                            18,018              8,140
                                            ----------         ----------
TOTAL CURRENT ASSETS                         1,172,069          1,039,120
                                            ----------         ----------
PROPERTY:
  Land                                         200,000            200,000
  Building and improvements                  1,415,796          1,415,796
                                            ----------         ----------
                                             1,615,796          1,615,796
  Less accumulated depreciation                213,073            192,424
                                            ----------         ----------
NET PROPERTY                                 1,402,723          1,423,372
                                            ----------         ----------
OTHER ASSETS:
  Lease commissions, net                        50,981             56,028
  Deferred rent                                 32,137             32,137
  Note receivable                               20,768             21,559
  Loan acquisition costs                        19,100             19,630
  Restricted securities                         20,000                  -

TOTAL OTHER ASSETS                             142,986            129,354
                                            ----------         ----------
                                            $2,717,778         $2,591,846
                                            ==========         ==========








                             Form 10-QSB

                        CAMBRIDGE HOLDINGS, LTD.
                              BALANCE SHEET
                               (Unaudited)

                                              SEPTEMBER 30,       JUNE 30,
                                                  1995              1995

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $    17,261       $    18,850
  Accrued property taxes and other                 27,344            18,807
  Security deposits                                22,985            22,985
  Current maturities of long term debt             19,396            18,841
                                              -----------       -----------
TOTAL CURRENT LIABILITIES                          86,986            79,483

LONG-TERM DEBT, less current maturities           797,839           802,985
                                              -----------       -----------
TOTAL LIABILITIES                                 884,825           882,468
                                              -----------       -----------
STOCKHOLDERS' EQUITY
  Common Stock - $.025 par value,
   15,000,000 shares authorized:  3,107,940
   shares issued and outstanding as of
   September 30, 1995 and 3,087,940 shares
   issued and outstanding as of June 30, 1995      77,684            77,184
  Additional paid in capital                    3,085,522         3,079,422
  Accumulated deficit                          (1,391,762)       (1,419,013)
  Unrealized gain (loss) on investment
   equity securities                               61,509           (28,215)
                                              -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                      1,832,953         1,709,378
                                              -----------       -----------

                                              $ 2,717,778       $ 2,591,846
                                              ===========       ===========


                             Form 10-QSB
                            Page 5 of 12

                          CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF INCOME
                                 (unaudited)

                                          THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                         SEPT. 30, 1995      SEPT. 30, 1994
REVENUES:
  Rental income                           $  155,574            $  146,547
  Gain on sales of
   investment securities                      20,925                     -
  Interest income                              8,567                 4,085
  Dividend income                              2,876                     -
                                          ----------            ----------
TOTAL REVENUES                               187,942               150,632
                                          ----------            ----------

EXPENSES:
  Operating, general, and
   administrative                            142,747               111,656
  Interest                                    17,944                18,327
                                          ----------            ----------
TOTAL EXPENSES                               160,691               129,983
                                          ----------            ----------
NET INCOME                                $   27,251            $   20,649
                                          ==========            ==========

NET INCOME PER COMMON
 SHARE:                                         $.01                  $.01
                                          ==========            ==========

TOTAL WEIGHTED AVERAGE
 SHARES OUTSTANDING                        3,095,962             3,087,940
                                          ==========            ==========







                             Form 10-QSB
                            Page 6 of 12

                           CAMBRIDGE HOLDINGS, LTD.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         THREE MONTHS        THREE MONTHS
                                             ENDED              ENDED
                                         SEPT. 30, 1995     SEPT. 30, 1994
OPERATING ACTIVITIES:
  Net income                               $  27,251            $ 20,649
  Adjustment to reconcile net income
   to cash provided by operating
   activities:
  Depreciation and amortization               26,226              22,006
  Gain on sales of investment securities     (20,925)                  -
  Change in operating assets and
   liabilities:
  Prepaids and other                          (9,878)            (10,427)
  Accounts payable                            (1,589)              6,783
  Accrued liabilities and other                8,537               7,838
                                           ---------            --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   29,622              46,849
                                           ---------            --------
INVESTING ACTIVITIES:
  Purchase of investment securities         (134,216)            (53,619)
  Proceeds from sales of investment
   securities                                 49,793                   -
  Lease commissions paid                           -              (1,717)
  Collections on note receivable                 792                 717
                                           ---------            --------
NET CASH USED IN INVESTING ACTIVITIES        (83,631)            (54,619)
                                           ---------            --------


















                             Form 10-QSB
                            Page 7 of 12

                           CAMBRIDGE HOLDINGS, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                            SEPT. 30, 1995   SEPT. 30, 1994
FINANCING ACTIVITIES:
  Principal payments on notes payable          $ (4,591)         $ (4,207)
  Proceeds from the sale of common stock          6,600                 -
                                               --------          --------
NET CASH PROVIDED (USED) IN
 FINANCING ACTIVITIES                             2,009            (4,207)
                                               --------          --------
INCREASE (DECREASE) IN CASH                     (52,000)          (11,977)

CASH, beginning of period                       698,635           596,301
                                               --------          --------
CASH, end of period                            $646,635          $584,324
                                               =========         =========



















                             Form 10-QSB
                            Page 8 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
                The Company's cash and working capital positions were adequate at September 30, 1995. The decrease of cash on hand to approximately $646,600 at September 30, 1995 from $698,600 at June 30, 1995 is a result primarily of additional investments in investment securities.

           For the three month period ended September 30, 1995, operating activities generated positive cash flow of $29,600 as compared to approximately $46,800 in the three month period ended September 30, 1994. The difference was attributable primarily to an increase in gains from the sale of investment securities of $20,900 in the three month period ended September 30, 1995, as compared to no gains in the three month period ended September 30, 1994, and changes in accounts payable and accrued liability balances which increased by approximately $6,900 and $14,600 in the three month period ended September 30, 1995 and 1994, respectively. Other factors contributing to the difference in cash provided by operating activities in the period were changes in prepaid expenses which increased by approximately $9,900 and $10,400 in the three month periods ended September 30, 1995 and 1994, respectively. Operating, general and administrative expenses increased by approximately $31,100 to $142,700 in the three months ended September 30, 1995 compared to the same period in 1994. The increase related primarily to additional costs incurred in connection with matters pertaining to the proposed sale of the Company's assets.

           Cash used in investing activities was $83,600 during the three month period ended September 30, 1995, of which approximately $84,400 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities. In the comparable period in 1994, cash used in investing activities was $54,600, of which approximately $53,600 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities.

           Financing activities during the three month period ended September 30, 1995 provided cash of approximately $2,000, of which $4,600 was utilized for principal payments on the mortgage and $6,600 was realized from the sale of the Company's common stock through the exercising of options. In the three month period ended September 30, 1994, $4,200 was used for principal payments on the mortgage.

          The Company currently has no commitments for acquisition or significant capital expenditures. In reviewing any acquisitions, the Company will consider the effects on its liquidity. The Company believes that cash on hand and generated by operations will provide sufficient funds for the next twelve months.

           It is generally perceived that the market for Class A office buildings in Colorado Springs has improved since the time the Company acquired the Corporate Centre in September 1991. Vacancy rates for such buildings are generally lower than they were in 1991 and Corporate Centre is now fully leased. Although the market has improved, numerous factors could affect the market in which Corporate Centre competes. These factors include but are not limited to the health of national, state and local economies, the continued operation of Ft. Carson, the influx or closing of businesses in the metropolitan area, new construction of similar properties and the financial condition and stability of the Company's tenants. None of these factors can be controlled or predicted by the Company.


                             Form 10-QSB
                            Page 9 of 12

      The Company has entered into an agreement to sell Corporate Centre to Columbine West LLC and/or its assigns ("Columbine West") for the purchase price of $2,725,000. As provided for in the contract, the Company received an earnest check in the amount of $75,000 from Columbine West LLC on October 27, 1995. The Company's shareholders approved this sale at a Special Meeting held on October 23, 1995. Closing is scheduled for February 29, 1996 and is subject to an extension of up to sixty (60) days upon written notice by Columbine West.

      The Company also entered into an agreement to sell the adjacent lot to the Corporate Centre to Centurion Development Company ("Centurion") for $725,000 in cash. Centurion made a $25,000 earnest money deposit with Chicago Title. The balance of $700,000 is to be paid in cash at closing which is currently scheduled for November 15, 1995.

RESULTS OF OPERATIONS.

     In the event that the proposed sales of the Company's properties are consummated, then the future rental operations subsequent to the sale would be eliminated.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTH ENDED SEPTEMBER 30, 1994

           The Company's revenues for the three month period ended September 30, 1995 totaled approximately $187,900, consisting of rental income of approximately $155,600, interest on temporary cash and other money market instruments of approximately $11,400 and gains from the sale of investment securities of approximately $20,900. Revenues for the three month period ended September 30, 1994 totaled approximately $150,600, of which approximately $146,500 was rental income and approximately $4,100 was interest and dividend income. Increases in rental revenues of approximately $9,100 were attributable primarily to increases in rental rates in the three month period ended September 30, 1995. At September 30, 1995 and 1994 the occupancy rate was 100%. The loss of any existing tenants and various factors which affect the Colorado Springs office rental market could result in negative effects on future revenues from rentals.

           During the three month period ended September 30, 1995, as compared with the three month period ended September 30, 1994, the Company incurred operating, general and administrative costs of approximately $142,700 and $111,700, respectively. The increase of approximately $31,000 resulted from increases in amortization and depreciation, additional office expenses, expenses related to the Special Meeting of Shareholders and miscellaneous expenses of $4,200, $13,000, $10,100, and $3,700, respectively. Interest expense decreased to approximately $17,900 for the period from $18,300 in the comparable period in 1994. The Company had net income for the three month period ended September 30, 1995 of approximately $27,300 as compared with net income of approximately $20,600 for the three month period ended September 30, 1994.

           The Company has paid no federal or state income taxes for the year ended June 30, 1995 due to the utilization of net operating loss carryovers. The Company has recorded a deferred tax asset of $521,000 (consisting primarily of net operating loss carryforwards) and has also recorded a valuation allowance equal to the net deferred tax asset, as it was determined that it is more likely than not that the deferred tax asset will not be realized. In the event that the proposed property sales are consummated then the deferred tax asset would be utilized.





                             Form 10-QSB
                            Page 10 of 12

                     PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (b) On or about July 1, July 21 and September 15, 1995, the Company filed Reports on Form 8-K reporting developments with respect to contracts to sell property owned by the Company.





































                             Form 10-QSB
                            Page 11 of 12

                      CAMBRIDGE HOLDINGS, LTD.



                             FORM 10-QSB

                         SEPTEMBER 30, 1995



                             SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAMBRIDGE HOLDINGS, LTD.




November 13, 1995                   By:         /s/ Gregory Pusey
                                         ---------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director




















                             Form 10-QSB
                            Page 12 of 12