Form 10QSB/A
period 1995-09-30
CAMBRIDGE HOLDINGS LTD
filed 1995-12-14
CIK 712757

             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                          FORM 10-QSB/A

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


                              SIGNATURES

                                   CAMBRIDGE HOLDINGS, LTD.

Dated: December 14, 1995           By:         /s/  Gregory Pusey
                                      ---------------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director
                                      (Chief Executive and Financial Officer)

                      CAMBRIDGE HOLDINGS, LTD.
                            FORM 10-QSB/A

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

Statements of Cash Flows for the three month periods ended
 September 30, 1995 and September 30, 1994....................    7 & 8




















                             Form 10-QSB/A
                              Page 2 of 8

                      CAMBRIDGE HOLDINGS, LTD.

                            FORM 10-QSB/A

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



























                             Form 10-QSB/A
                              Page 3 of 8

                        CAMBRIDGE HOLDINGS, LTD.
                              BALANCE SHEET
                               (Unaudited)

                                            SEPTEMBER 30,       JUNE 30,
                                                1995              1995
    ASSETS
    ------
CURRENT:
  Cash and cash equivalents                 $  646,635         $  698,635
  Investment securities                        743,667            332,345
  Prepaids and other                            18,018              8,140
                                            ----------         ----------
TOTAL CURRENT ASSETS                         1,408,320          1,039,120
                                            ----------         ----------
PROPERTY:
  Land                                         200,000            200,000
  Building and improvements                  1,415,796          1,415,796
                                            ----------         ----------
                                             1,615,796          1,615,796
  Less accumulated depreciation                213,073            192,424
                                            ----------         ----------
NET PROPERTY                                 1,402,723          1,423,372
                                            ----------         ----------
OTHER ASSETS:
  Lease commissions, net                        50,981             56,028
  Deferred rent                                 32,137             32,137
  Note receivable                               20,768             21,559
  Loan acquisition costs                        19,100             19,630
  Restricted securities                         20,000                  -

TOTAL OTHER ASSETS                             142,986            129,354
                                            ----------         ----------
                                            $2,954,029         $2,591,846
                                            ----------         ----------
                                            ----------         ----------








                             Form 10-QSB/A
                              Page 4 of 8

                        CAMBRIDGE HOLDINGS, LTD.
                              BALANCE SHEET
                               (Unaudited)

                                              SEPTEMBER 30,       JUNE 30,
                                                  1995              1995

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $    17,261       $    18,850
  Accrued property taxes and other                 27,344            18,807
  Security deposits                                22,985            22,985
  Current maturities of long term debt             19,396            18,841
                                              -----------       -----------
TOTAL CURRENT LIABILITIES                          86,986            79,483

LONG-TERM DEBT, less current maturities           797,839           802,985
                                              -----------       -----------
TOTAL LIABILITIES                                 884,825           882,468
                                              -----------       -----------
STOCKHOLDERS' EQUITY
  Common Stock - $.025 par value,
   15,000,000 shares authorized:  3,107,940
   shares issued and outstanding as of
   September 30, 1995 and 3,087,940 shares
   issued and outstanding as of June 30, 1995      77,684            77,184
  Additional paid in capital                    3,085,522         3,079,422
  Accumulated deficit                          (1,391,762)       (1,419,013)
  Unrealized gain (loss) on investment
   equity securities                              297,760           (28,215)
                                              -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                      2,069,204         1,709,378
                                              -----------       -----------

                                              $ 2,954,029       $ 2,591,846
                                              -----------       -----------
                                              -----------       -----------


                             Form 10-QSB/A
                              Page 5 of 8

                          CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF INCOME
                                 (unaudited)

                                          THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                         SEPT. 30, 1995      SEPT. 30, 1994
REVENUES:
  Rental income                           $  155,574            $  146,547
  Gain on sales of
   investment securities                      20,925                     -
  Interest income                              8,567                 4,085
  Dividend income                              2,876                     -
                                          ----------            ----------
TOTAL REVENUES                               187,942               150,632
                                          ----------            ----------

EXPENSES:
  Operating, general, and
   administrative                            142,747               111,656
  Interest                                    17,944                18,327
                                          ----------            ----------
TOTAL EXPENSES                               160,691               129,983
                                          ----------            ----------
NET INCOME                                $   27,251            $   20,649
                                          ----------            ----------
                                          ----------            ----------

NET INCOME PER COMMON
 SHARE:                                         $.01                  $.01
                                          ----------            ----------
                                          ----------            ----------

TOTAL WEIGHTED AVERAGE
 SHARES OUTSTANDING                        3,095,962             3,087,940
                                          ----------            ----------
                                          ----------            ----------







                             Form 10-QSB/A
                              Page 6 of 8

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


















                             Form 10-QSB/A
                              Page 7 of 8

                           CAMBRIDGE HOLDINGS, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                            SEPT. 30, 1995   SEPT. 30, 1994
FINANCING ACTIVITIES:
  Principal payments on notes payable          $ (4,591)         $ (4,207)
  Proceeds from the sale of common stock          6,600                 -
                                               --------          --------
NET CASH PROVIDED (USED) IN
 FINANCING ACTIVITIES                             2,009            (4,207)
                                               --------          --------
INCREASE (DECREASE) IN CASH                     (52,000)          (11,977)

CASH, beginning of period                       698,635           596,301
                                               --------          --------
CASH, end of period                            $646,635          $584,324
                                               --------          --------
                                               --------          --------



















                             Form 10-QSB/A
                              Page 8 of 8