Form 10QSB
period 1995-12-31
CAMBRIDGE HOLDINGS LTD
filed 1996-02-08
CIK 712757

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended DECEMBER 31, 1995

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                         CAMBRIDGE HOLDINGS, LTD.
     (Exact name of small business issuer as specified in its charter)

               Colorado                                  84-0826695
      (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

    8100 W. Crestline Avenue, Suite A-15,                80123-1200
     #330 Littleton, Colorado                           (Zip Code)
 (Address of principal executive offices)

 Issuer's telephone number, including area             (970) 479-2800
                   code

              191 University Blvd., #302, Denver, CO  80206
                             (Former address)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at January 31, 1996
  Common Stock, $.025 par value                      3,107,940

                           CAMBRIDGE HOLDINGS, LTD.
                                 FORM 10-QSB

                               TABLE OF CONTENTS

Part I.  Financial Information..............................................      3

Balance Sheets as of December 31, 1995 and June 30, 1995....................  4 & 5

Statements of Income for the three and six month periods ended December 31,
1995 and December 31, 1994..................................................      6

Statements of Cash Flows for the six month periods ended December 31,
1995 and December 31, 1994..................................................  7 & 8

Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................. 9,10 & 11

Part II.  Other Information.................................................     11

Signature Page.............................................................      12












                                   Form 10-QSB
                                   Page 2 of 12

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                DECEMBER 31, 1995



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














                                   Form 10-QSB
                                   Page 3 of 12

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                   (Unaudited)

                                           DECEMBER 31,     JUNE 30,
                                              1995            1995
                                           ------------     --------
    ASSETS
CURRENT:
  Cash and cash equivalents                $1,108,461       $698,635
  Investment securities                     1,465,391        332,345
  Prepaids and other                           24,861          8,140
                                           ----------     ----------
TOTAL CURRENT ASSETS                        2,598,713      1,039,120
                                           ----------     ----------
PROPERTY:
  Land                                              -        200,000
  Building and improvements                 1,415,796      1,415,796
                                           ----------     ----------
                                            1,415,796      1,615,796
  Less accumulated depreciation               233,721        192,424
                                           ----------     ----------
NET PROPERTY                                1,182,075      1,423,372
                                           ----------     ----------
OTHER ASSETS:
  Lease commissions, net                       46,082         56,028
  Deferred rent                                32,137         32,137
  Note receivable                              19,956         21,559
  Loan acquisition costs                       18,571         19,630
  Non-Trading and Restricted securities       178,513              -
  Convertible note receivable                 100,000              -
                                           ----------     ----------
TOTAL OTHER ASSETS                            395,259        129,354
                                           ----------     ----------
                                           $4,176,047     $2,591,846
                                           ----------     ----------
                                           ----------     ----------

                                   Form 10-QSB
                                   Page 4 of 12

                      CAMBRIDGE HOLDINGS, LTD.
                            BALANCE SHEET
                             (Unaudited)


                                                 DECEMBER 31,       JUNE 30,
                                                    1995             1995
                                                 ------------     -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $   32,361      $   18,850
  Accrued property taxes and other                    36,297          18,807
  Security deposits                                   22,985          22,985
  Current maturities of long term debt                19,904          18,841
                                                  ----------      ----------
TOTAL CURRENT LIABILITIES                            111,547          79,483

LONG-TERM DEBT, less current maturities              792,628         802,985
                                                  ----------      ----------
TOTAL LIABILITIES                                    904,175         882,468
                                                  ----------      ----------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,107,940 shares issued and
  outstanding as of December 31, 1995 and
  3,087,940 shares issued and outstanding as
  of June 30, 1995                                    77,684          77,184
  Additional paid in capital                       3,085,522       3,079,422
  Accumulated deficit                               (854,342)     (1,419,013)
  Unrealized gain (loss) on investment
    equity securities                                963,008         (28,215)
                                                  ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                         3,271,872       1,709,378
                                                  ----------      ----------

                                                  $4,176,047      $2,591,846
                                                  ----------      ----------
                                                  ----------      ----------




                             Form 10-QSB
                            Page 5 of 12

                      CAMBRIDGE HOLDINGS, LTD.
                        STATEMENTS OF INCOME
                             (unaudited)


                          THREE MONTHS   THREE MONTHS      SIX MONTHS      SIX MONTHS
                             ENDED          ENDED            ENDED           ENDED
                         DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1995   DEC. 31, 1994
                         -------------   -------------   -------------   -------------
REVENUES:
  Rental income             $156,692      $143,810          $312,265        $290,357
  Option extension fee        75,000             -            75,000               -
  Gain on sales of
   investment securities      23,012        16,242            43,937          16,242
  Interest income             10,689         8,693            19,257          12,778
  Dividend income              2,826             -             5,702               -
  Gain on sale of
   subdivided land           434,920             -           434,920               -
  Misc. income                   400             -               400               -
                           ---------     ---------         ---------       ---------
TOTAL REVENUES               703,539       168,745           891,481         319,377
                           ---------     ---------         ---------       ---------

EXPENSES:
  Operating, general, and
   administrative            148,289       121,101           291,034         232,756
  Interest                    17,831        18,235            35,776          36,562
                           ---------     ---------         ---------       ---------
TOTAL EXPENSES               166,120       139,336           326,810         269,318
                           ---------     ---------         ---------       ---------
NET INCOME                  $537,419       $29,409          $564,671         $50,059
                           ---------     ---------         ---------       ---------
                           ---------     ---------         ---------       ---------

NET INCOME PER COMMON
 SHARE:                         $.17          $.01              $.18            $.02
                           ---------     ---------         ---------       ---------
                           ---------     ---------         ---------       ---------

TOTAL WEIGHTED AVERAGE
 SHARES OUTSTANDING        3,107,940     3,087,940         3,102,015       3,087,940
                           ---------     ---------         ---------       ---------
                           ---------     ---------         ---------       ---------



                             Form 10-QSB
                            Page 6 of 12

                      CAMBRIDGE HOLDINGS, LTD.
                STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS          SIX MONTHS
                                                      ENDED               ENDED
                                                  DEC. 31, 1995       DEC. 31, 1994
                                                  -------------       -------------
OPERATING ACTIVITIES:
  Net income                                          $564,671           $50,059
  Adjustment to reconcile net income to cash
   provided by operating activities:
  Gain on sale of land                                (500,000)                -
  Depreciation and amortization                         52,303            45,399
  Write off of convertible note                              -            12,500
  Gain on sales of investment securities               (43,937)          (16,242)
  Change in operating assets and liabilities:
  Prepaids and other                                   (16,721)          (28,597)
  Accounts payable                                      13,512             6,704
  Accrued liabilities and other                         17,490            16,819
  Accrued interest receivable                                -            (3,742)
                                                      --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES               87,318            82,900
                                                      --------          --------

INVESTING ACTIVITIES:
  Proceeds from sale of land                           700,000                 -
  Purchase of investment securities                   (435,511)          (75,057)
  Proceeds from sales of investment securities         159,110            78,150
  Purchase of improvements                                   -           (40,601)
  Lease commissions paid                                     -           (19,041)
  Collections on note receivable                         1,603                 -
  Purchase of convertible note                        (100,000)                -
                                                      --------          --------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES       325,202           (56,549)
                                                      --------          --------







                             Form 10-QSB
                            Page 7 of 12

                      CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                            SIX MONTHS    SIX MONTHS
                                               ENDED          ENDED
                                           DEC. 31, 1995  DEC. 31, 1994
                                           -------------  -------------
FINANCING ACTIVITIES:
  Principal payments on notes payable          (9,294)        (8,507)
  Proceeds from the sale of common stock        6,600              -
                                           ----------       --------
NET CASH PROVIDED (USED) IN
  FINANCING ACTIVITIES                         (2,694)        (8,507)
                                           ----------       --------

INCREASE (DECREASE) IN CASH                   409,826         17,844

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                         698,635        596,301
                                           ----------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                            $1,108,461       $614,145
                                           ----------       --------
                                           ----------       --------


                             Form 10-QSB
                            Page 8 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and working capital positions were adequate at December 31, 1995. The increase of cash on hand to approximately $1,108,500 at December 31, 1995 from $698,600 at June 30, 1995 is a result primarily of the sale of the undeveloped lot adjacent to the Corporate Centre.

     For the six month period ended December, 1995, operating activities generated positive cash flow of $87,300 as compared to approximately $82,900 in the six month period ended December 31, 1994. The difference was attributable primarily an increase in gains from the sale of investment securities of $43,900 in the six month period ended December 31, 1995, as compared to gains of approximately $16,200 in the six month period ended December 31, 1994, and changes in accounts payable and accrued liability balances which increased by approximately $31,000 and $23,500 in the six month period ended December 31, 1995 and 1994, respectively. Other factors contributing to the difference in cash provided by operating activities in the period were changes in prepaid expenses which increased by approximately $16,700 and $28,600 in the six month periods ended December 31, 1995 and 1994, respectively. Operating, general and administrative expenses increased by approximately $58,200 to $291,000 in the six months ended December 31, 1995 compared to the same period in 1994. The increase related primarily to additional costs incurred in connection with matters pertaining to the completed and proposed sales of certain of the Company's assets.

     Cash provided in investing activities was $325,200 during the six month period ended December 31, 1995, of which approximately $700,000 was generated from the sale of the undeveloped lot. Approximately $276,400 used was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities and $100,000 was used to purchase a convertible note. In the comparable period in 1994, cash used in investing activities was $56,600, of which approximately $3,100 was the amount by which the proceeds of the sale of investment securities exceeded the cost of purchase of the securities and approximately $59,600 was used for the purchase of improvements and lease commissions.

     Financing activities during the six month period ended
December 31, 1995 utilized cash of approximately $2,700, of which $9,300 was used for principal payments on the mortgage and $6,600 was realized from the sale of the Company's common stock through the exercising of options. In the six month period ended December 31, 1994, $8,500 was used for principal payments on the mortgage.

     The Company currently has no commitments for acquisition or significant capital expenditures. In reviewing any acquisitions, the Company will consider the effects on its liquidity. The Company believes that cash on hand and generated by operations will provide sufficient funds for the next twelve months.


                             Form 10-QSB
                            Page 9 of 12

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

     The Company has entered into an agreement to sell Corporate Centre to Columbine West LLC and/or its assigns ("Columbine West") for the purchase price of $2,725,000. As provided for in the contract, the Company received a non-refundable earnest check in the amount of $75,000 from Columbine West LLC on October 27, 1995. The Company's shareholders approved this sale at a Special Meeting held on October 23, 1995. Closing is scheduled on or before February 29, 1996 and is subject to an extension of up to sixty (60) days upon written notice by Columbine West.

     The Company completed the sale of the undeveloped lot adjacent to the Corporate Centre to Centurion Development Company ("Centurion") for $700,000 in cash which was reduced from the original contract amount of $725,000. The earnest deposit of $25,000 made by Centurion previously and the balance of $675,000 was paid in cash at the closing which occurred on November 30, 1995. After considering the Company's cost of the land of $200,000, a net gain of $500,000 was recognized upon the sale of the land, prior to closing costs and expenses of $65,080.

RESULTS OF OPERATIONS.

     In the event that the proposed sale of the Company's Corporate Centre is consummated, then the future rental operations subsequent to the sale would be eliminated.

SIX MONTH PERIOD ENDED DECEMBER 31, 1995 COMPARED TO SIX MONTH
ENDED DECEMBER 31, 1994

     The Company's revenues for the six month period ended
December 31, 1995 totaled approximately $891,500, consisting of the gain on the sale of the undeveloped lot of approximately $434,900, a non-refundable earnest deposit on the sale of Corporate Centre of $75,000, rental income of approximately $312,300, interest on temporary cash and other money market instruments of approximately $25,300 and gains from the sale of investment securities of approximately $43,900. Revenues for the six month period ended December 31, 1994 totaled approximately $319,400, of which approximately $290,400 was rental income, gains from the sale of investments securities of approximately $16,200, and approximately $12,800 was interest and dividend income. Increases in rental revenues of approximately $21,900 were attributable primarily to increases in rental rates in the six month period ended December
31, 1995. At December 31, 1995 and 1994 the occupancy rate was 100%.
The loss of any existing tenants and various factors which affect the Colorado Springs office rental market could result in negative effects on future revenues from rentals.

                             Form 10-QSB
                            Page 10 of 12

     During the six month period ended December 31, 1995, as compared with the six month period ended December 31, 1994, the Company incurred operating, general and administrative costs of approximately $291,000 and $232,800, respectively. The increase of approximately $58,200 resulted from increases in amortization and depreciation, additional office expenses, expenses related to the Special Meeting of Shareholders and miscellaneous expenses of $6,900, $21,000, $31,000, and $13,500, respectively. A decrease of non-reoccurring expenses of approximately $14,200 offset the above referenced increases. Interest expense decreased to approximately $35,800 for the period from $36,600 in the comparable period in 1994. The Company had net income for the six month period ended December 31, 1995 of approximately $564,700 as compared with net income of approximately $50,100 for the six month period ended December 31, 1994.

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

                     PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On October 23, 1995, the Company held a special meeting of shareholders to consider the proposed sale of its real estate properties located in Colorado Springs, Colorado. The real estate properties consist of the Corporate Centre office building and an adjacent, undeveloped lot.

          Votes cast for the proposed sale were 2,363,243 shares, with 4,408 shares votes cast against and 6,213 shares abstaining. The proposed measure was adopted.

                             Form 10-QSB
                            Page 11 of 12

                      CAMBRIDGE HOLDINGS, LTD.



                             FORM 10-QSB

                          DECEMBER 31, 1995



                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAMBRIDGE HOLDINGS, LTD.




February 8, 1996                   By:   /s/ Gregory Pusey
                                      ---------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director


                             Form 10-QSB
                            Page 12 of 12