Form 10QSB
period 1996-03-31
CAMBRIDGE HOLDINGS LTD
filed 1996-05-15
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                  84-0826695
  (State or other jurisdiction of        (IRS Employer Identification Number)
  incorporation or organization)

        8100 W. Crestline Avenue,                   80123-1200
  Suite A-15, #330 Littleton, Colorado              (Zip Code)
(Address of principal executive offices)

      Issuer's telephone number,                  (970) 479-2800
        including area code


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at April 30, 1996
   Common Stock, $.025 par value                    3,348,400

                         CAMBRIDGE HOLDINGS, LTD.
                               FORM 10-QSB

                            TABLE OF CONTENTS


Part I.  Financial Information                                      3

Balance Sheets as of March 31, 1996 and June 30, 1995               4 & 5

Statements of Income for the three and nine month periods
 ended March 31, 1996 and March 31, 1995                            6

Statements of Cash Flows for the nine month periods ended
 March 31, 1996 and March 31, 1995                                  7 & 8

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                              9, 10, & 11

Part II. Other Information                                          11

Signature Page                                                      12





                                 Form 10-QSB
                                 Page 2 of 12

                           CAMBRIDGE HOLDINGS, LTD.

                                FORM 10-QSB

                              MARCH 31, 1996



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

                                 Form 10-QSB
                                 Page 3 of 12

                          CAMBRIDGE HOLDINGS, LTD.
                               BALANCE SHEET
                                (Unaudited)

                                                MARCH 31,         JUNE 30,
                                                  1996              1995
                                               ----------        ----------
    ASSETS
    ------
CURRENT:
  Cash and cash equivalents                    $2,950,247        $  698,635
  Investment securities                         1,320,023           332,345
  Prepaids and other                                3,388             8,140
                                               ----------        ----------
TOTAL CURRENT ASSETS                            4,273,658         1,039,120
                                               ----------        ----------
PROPERTY:
  Land                                                  -           200,000
  Building and improvements                             -         1,415,796
                                               ----------        ----------
                                                        -         1,615,796
  Less accumulated depreciation                         -           192,424
                                               ----------        ----------
NET PROPERTY                                            -         1,423,372
                                               ----------        ----------
OTHER ASSETS:
  Lease commissions, net                                -            56,028
  Deferred rent                                         -            32,137
  Note receivable                                       -            21,559
  Loan acquisition costs                                -            19,630
  Non-Trading and Restricted securities           146,950                 -
  Convertible notes receivable                    200,000                 -
  Office equipment, net                             3,361                 -
                                               ----------        ----------
TOTAL OTHER ASSETS                                350,311           129,354
                                               ----------        ----------
                                               $4,623,969        $2,591,846
                                               ----------        ----------
                                               ----------        ----------


                                 Form 10-QSB
                                 Page 4 of 12

                           CAMBRIDGE HOLDINGS, LTD.
                                BALANCE SHEET
                                 (Unaudited)

                                                MARCH 31,         JUNE 30,
                                                  1996              1995
                                               ----------        ----------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $    2,851       $   18,850
  Accrued property taxes and other                   3,967           18,807
  Security deposits                                      -           22,985
  Accrued income taxes                             174,000                -
  Deferred income taxes                            375,000                -
  Current maturities of long term debt                   -           18,841
                                                ----------       ----------
TOTAL CURRENT LIABILITIES                          555,818           79,483

LONG-TERM DEBT, less current maturities                  -          802,985
                                                ----------       ----------
TOTAL LIABILITIES                                  555,818          882,468
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,349,200 shares issued and
  outstanding as of March 31, 1996 and
  3,087,940 shares issued and outstanding as
  of June 30, 1995                                  83,715           77,184
  Additional paid in capital                     3,164,174        3,079,422
  Retained earnings (deficit)                      182,449       (1,419,013)
  Unrealized gain (loss) on investment
    equity securities                              637,813         (28,215)
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       4,068,151        1,709,378
                                                ----------       ----------

                                                $4,623,969       $2,591,846
                                                ----------       ----------
                                                ----------       ----------


                                 Form 10-QSB
                                 Page 5 of 12

                            CAMBRIDGE HOLDINGS, LTD.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                  THREE MONTHS      THREE MONTHS       NINE MONTHS      NINE MONTHS
                                     ENDED             ENDED             ENDED             ENDED
                                 MARCH 31, 1996    MARCH 31, 1995    MARCH. 31, 1996   MARCH 31, 1995
                                 --------------    --------------    ---------------   --------------
REVENUES:
  Rental income                    $   70,424        $  155,725        $  382,689       $  446,082
  Option extension fee                (75,000)                -                 -                -
  Gain on sales of
   investment securities              (49,434)            4,331            (5,497)          20,573
  Interest income                      19,284             8,210            38,541           20,988
  Dividend income                      11,756                 -            17,458                -
  Gain on sale of subdivided land           -                 -           434,920                -
  Gain on sale of building          1,324,447                 -         1,324,447                -
  Misc. income                              -                 -               400                -
                                   ----------        ----------        ----------       ----------
TOTAL REVENUES                      1,301,477           168,266         2,192,958          487,643
                                   ----------        ----------        ----------       ----------

EXPENSES:
  Operating, general, and
   administrative                      82,956           106,990           373,990          339,746
  Interest                              7,730            18,140            43,506           54,702
                                   ----------        ----------        ----------       ----------
TOTAL EXPENSES                         90,686           125,130           417,496          394,448
                                   ----------        ----------        ----------       ----------
INCOME BEFORE TAXES ON INCOME       1,210,791            43,136         1,775,462           93,195
TAXES ON INCOME                       174,000                 -           174,000                -
                                   ----------        ----------        ----------       ----------
NET INCOME                         $1,036,791          $ 43,136        $1,601,462       $   93,195
                                   ----------        ----------        ----------       ----------
                                   ----------        ----------        ----------       ----------
NET INCOME PER COMMON
 SHARE AND COMMON EQUIVALENT
 SHARE:                                  $.31              $.01              $.50             $.03
                                   ----------        ----------        ----------       ----------
                                   ----------        ----------        ----------       ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 3,364,074         3,087,940         3,189,368        3,087,940
                                   ----------        ----------        ----------       ----------
                                   ----------        ----------        ----------       ----------


                                 Form 10-QSB
                                 Page 6 of 12

                          CAMBRIDGE HOLDINGS, LTD.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 NINE MONTHS     NINE MONTHS
                                                     ENDED          ENDED
                                                MARCH 31, 1996  MARCH 31, 1995
                                                --------------  --------------
OPERATING ACTIVITIES:
  Net income                                      $ 1,601,462     $  93,195
  Adjustment to reconcile net income
    to cash provided by operating activities:
  Gain on sale of land                               (434,920)            -
  Gain on sale of building                         (1,324,447)            -
  Depreciation and amortization                        86,875        71,342
  Write off of convertible note                             -        12,500
  (Gain) loss on sales of investment securities         5,497       (20,573)
  Change in operating assets and liabilities:
  Prepaids and other                                    1,391       (29,369)
  Accounts payable                                        215         9,261
  Accrued liabilities and other                             -        25,167
  Accrued income taxes                                174,000             -
  Accrued interest receivable                               -        (3,912)
                                                  -----------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             110,073       157,611
                                                  -----------     ---------
INVESTING ACTIVITIES:
  Proceeds from sale of land                          634,920             -
  Proceeds from sale of building                    2,547,380             -
  Purchase of investment securities                  (503,089)     (172,427)
  Proceeds from sales of investment securities        403,991        95,256
  Purchase of improvements                            (20,861)      (44,909)
  Lease commissions and others                          7,586       (24,605)
  Collections on note receivable                        2,155             -
  Purchase of convertible notes                      (200,000)            -
                                                  -----------     ---------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES    2,872,082      (146,685)
                                                  -----------     ---------


                                 Form 10-QSB
                                 Page 7 of 12

                          CAMBRIDGE HOLDINGS, LTD.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      NINE MONTHS      NINE MONTHS
                                                         ENDED            ENDED
                                                    MARCH 31, 1996   MARCH 31, 1995
                                                    --------------   --------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                  (821,826)        (12,902)
  Proceeds from the sale of common stock                 91,283               -
                                                     ----------        --------
NET CASH PROVIDED (USED) IN
  FINANCING ACTIVITIES                                 (730,543)        (12,902)
                                                     ----------        --------

INCREASE (DECREASE) IN CASH                           2,251,612          (1,976)

CASH AND CASH EQUIVALENTS,
  beginning of period                                   698,635         596,301
                                                     ----------        --------
CASH AND CASH EQUIVALENTS,
  end of period                                      $2,950,247        $594,325
                                                     ----------        --------
                                                     ----------        --------

















                                 Form 10-QSB
                                 Page 8 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

               The Company completed the sale of Corporate Centre office building located in Colorado Springs, Colorado during February 1996. This sale, combined with the sale of the adjacent undeveloped lot to the Corporate Centre during November 1995 generated a substantial increase in income as well as significant cash proceeds to the Company. The Company currently is anticipating exploring options to acquire other properties or other businesses. If a suitable business prospect were identified, the Company would consider acquiring, merging or entering into another form of business combination with another entity. At the present time, the Company has no commitments regarding any acquisitions or mergers.

          As a result of the gains form the sale of the Corporate Centre building and the undeveloped lot, the Company's entire net operating loss carryforward will be utilized in the current year. The gains combined with income from ongoing activities results in an income tax expense for the nine month period of approximately $174,000 which will require a cash payment during the current year. Due to the utilization of the net operating loss carryforward, a deferred income tax liability of $375,000 has been provided relating to the unrealized gain on securities held for sale. This deferred income tax provision on the unrealized gain had previously been offset by the then available net operating loss carryforward. The increase of cash on hand to approximately $2,950,200 at March 31, 1996 from $698,600 at June 30, 1995 is a result primarily of the sale of the property sales.

          For the nine month period ended March, 1996, operating activities generated positive cash flow of $110,100 as compared to approximately
$157,600 in the nine month period ended March 31, 1995. The difference was attributable primarily to an increase in gains from the sale of the Corporate Centre building and adjacent lot of approximately $1,759,400 in the nine month period ended March 31, 1996, and increases in accounts payable and accrued liability balances of approximately $34,400 in the nine month period ended
March 31, 1995. Other factors contributing to the difference in cash provided by operating activities in the period were changes in prepaid expenses which increased by approximately $1,400 in the nine month period ended March 31, 1996 as compared to a decrease of approximately of $29,400 in the same period in 1995. The Company also incurred losses on the sale of investment securities of approximately $5,500 in the nine month period ended March 31, 1996 as compared to a gain of approximately $20,600 in the same period in 1995.

          Cash provided in investing activities was $2,872,100 during the nine month period ended March 31, 1996, of which approximately $3,182,300 was generated from the sale of the Corporate Centre building and the undeveloped lot. Approximately $99,100 used was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities and $200,000 was used to purchase convertible notes. In the comparable period in 1995, cash used in investing activities was

                                 Form 10-QSB
                                 Page 9 of 12

$146,700, of which approximately $77,200 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities and approximately $69,500 was used for the purchase of improvements and lease commissions.

          Financing activities during the nine month period ended March 31, 1996 utilized cash of approximately $730,500, of which $821,800 was used for principal payments including the repayment of the mortgage upon the sale of the building and $91,300 was realized from the sale of the Company's common stock through the exercising of options net of $2,900 shares in treasury used for the repurchase of common stock from dissenting shareholders. In the nine month period ended March 31, 1995, $12,900 was used for principal payments on the mortgage.

     The Company completed the sale of the Corporate Centre building to Columbine West LLC ("Columbine West") on February 8, 1996 for the purchase price of $2,725,000. The Company received a non-refundable earnest check in the amount of $75,000 from Columbine West LLC on October 27, 1995 and the balance of $2,650,000 was paid at closing prior to closing costs and expenses.

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

          The Company's investment securities have appreciated considerably since June 30, 1995 to March 31, 1996. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on, transfer.

          The Company currently has no commitments for acquisition or significant capital expenditures. In reviewing any acquisitions, the Company will consider the effects on its liquidity. The Company believes that cash on hand and generated by operations will provide sufficient funds for the next twelve months.


RESULTS OF OPERATIONS.

     Since the sale of the Company's Corporate Centre was consummated, the future rental operations are eliminated.

NINE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO NINE MONTH ENDED
MARCH 31, 1995

          The Company's revenues for the nine month period ended March 31, 1996 totaled approximately $2,193,000, consisting of the gain on the sale of the Corporate Centre buildings of approximately $1,324,400 and the undeveloped lot of approximately $434,900, rental income recognized up to the time of sale of approximately $382,700, interest on temporary cash and other money market instruments, dividend and miscellaneous income of approximately $56,300 and losses from the sale of investment securities of approximately $5,500. Revenues for the nine month period


                                 Form 10-QSB
                                Page 10 of 12
ended March 31, 1995 totaled approximately $487,700, of which approximately $446,100 was rental income, gains from the sale of investment securities of approximately $20,600, and approximately $21,000 was interest and dividend income. Decreases in rental revenues of approximately $63,400 were attributable primarily to the sale of the Corporate Centre building in early February 1996. Through the time of sale, the building's occupancy rate was 100%.

          During the nine month period ended March 31, 1996, as compared with the nine month period ended March 31, 1995, the Company incurred operating, general and administrative costs of approximately $374,000 and $339,700, respectively. The increase of approximately $34,300 resulted from increases in amortization and depreciation, expenses related to the Special Meeting of Shareholders and sale of the land and building, and miscellaneous expenses of $16,000 $52,500, and $11,800, respectively. A decrease of non-reoccurring expenses of approximately $14,200 and operating, general and administrative costs of approximately $31,800 due to the sale of the building offset the above referenced increases. Interest expense decreased to approximately $43,500 for the period from $54,700 in the comparable period in 1995 due to the mortgage being paid off at the time of the sale. The Company had income before taxes for the nine month period ended March 31, 1996 of approximately $1,775,500 as compared with income before taxes of approximately $93,200 for the nine month period ended March 31, 1995.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (6) The Company filed a report on Form 8-K, and an amendment thereto, reporting under Items 2 and 7 the sale of the Company's Corporate Centre office building, including pro forma financial information.







                                 Form 10-QSB
                                Page 11 of 12

                          CAMBRIDGE HOLDINGS, LTD.



                                 FORM 10-QSB

                                MARCH 31, 1996



                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAMBRIDGE HOLDINGS, LTD.




May 15, 1996                       By: /s/ GREGORY PUSEY
                                      --------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director












                                 Form 10-QSB
                                Page 12 of 12