Form 10KSB
period 1996-06-30
CAMBRIDGE HOLDINGS LTD
filed 1996-09-30
CIK 712757

                 U. S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)

   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended June 30, 1996
Commission file number 0-12962

                          CAMBRIDGE HOLDINGS, LTD.
              ----------------------------------------------
              (Name of small business issuer in its charter)

              COLORADO                                     84-0826695
    -------------------------------                  ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

   1722 BUFFEHR CREEK ROAD, VAIL, CO                          81657
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number  (970) 479-2800

     8100 W. Crestline Avenue, Suite A-15, #330, Littleton, CO  80123
                            (Former address)

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, $.025 Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer had $2,287,900 in revenues for the fiscal year ended June 30, 1996.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,206,400 based upon the average bid and asked prices on September 17, 1996.

The number of shares of the Issuer's $.025 par value common stock outstanding as of September 17, 1996 was 3,388,400.

Transitional Small Business Disclosure Format    Yes         No    X
                                                    --------   --------

                                   Part I

Item 1.  DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd., the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

     In September 1991, the Company acquired a three-story office building known as the "Corporate Centre" located on approximately 6.2 acres in Colorado Springs, Colorado. In 1995, the Company completed the subdivision into two lots of this property. The Company was not required to perform extensive work in order to obtain subdivision approval and incurred expenses, primarily consisting of professional fees, of approximately $7,500. The larger lot, consisting of approximately 3.8 acres, includes the Corporate Centre. The smaller lot consists of approximately 2.4 undeveloped acres.
The larger lot, which includes the Corporate Centre, is hereinafter referred to as the "Corporate Centre". The smaller lot, which consists of undeveloped acreage, is hereinafter referred to as the "Undeveloped Lot".

     In June 1995, the Company entered into a contract with Columbine West LLC and/or its assigns ("Columbine West") pursuant to which the Company agreed to sell the Corporate Centre to Columbine West. Columbine West is not affiliated with the Company and the Contract was negotiated on an arm's length basis.

     Columbine West's assignee, CC Center LLC, was the purchaser at the closing which was held in February 1996. The contract sales price was $2,725,000, which was determined by negotiation on an arm's length basis. Factors involved in the determination of the contract sales price included the location of the Corporate Centre, economic conditions in the Colorado Springs area, the nature of the tenants and the lease arrangements, and the cash flow generated in the rental of suites in the office building.

     In July 1995, the Company entered into an agreement to sell the Undeveloped Lot to Centurion Development Company ("Centurion"). Centurion is not affiliated with the Company and the agreement was negotiated on an arm's length basis. The sale was completed in November 1995 for $700,000.

     It is the present intent of the Company to attempt to find another attractive business opportunity for the Company. The Company anticipates that it is likely that any real estate property it would acquire would be titled in it as the sole owner, subject to any mortgages it might agree to place on the title. The Company has no policy that would limit the type or the amount of the mortgages that could be placed on any properties. The Company has no present plans to acquire either any specific properties or any other types of interest in real property, such as partnerships or real estate investment trusts. The Company may consider any of these types of investments. In addition to real property acquisitions, the Company intends to consider the possible acquisition of, or merger with, another business entity, or other type of business transaction. The Company does not intend to limit its search to companies which are engaged in real estate activities.

     (b) BUSINESS OF THE COMPANY. From September 1991 to February 1996, the Company owned and managed the Corporate Centre, a Class "A" three-story glass, steel and concrete office building located in north Colorado Springs adjacent to and highly visible from Interstate 25, the main north-south arterial highway in Colorado. Corporate Centre's amenities include 143 parking stalls of which 51 are covered and reserved, handicap access, terraces with picnic areas for tenant use and unobstructed views of Monument Creek, which borders the west and south sides of the building site, and Pikes Peak.

     The Company acquired the building in September 1991 on an "as is" basis for a purchase price of $1,250,000, which was significantly less than the property's replacement cost. At the time of the acquisition (the "Acquisition"), the seller was under the supervision of, and the terms and conditions of the sale essentially conformed with standards imposed by the Resolution Trust Corporation (the "RTC"). The Company assumed all the existing leases and service contracts relating to Corporate Centre in connection with the Acquisition.

     As noted above, the Corporate Centre was located on approximately 6.2 acres, which the Company subdivided into two lots in 1995. The smaller lot, which consisted of the undeveloped acreage, referred to as the "Undeveloped Lot" was sold in November 1995. The larger lot, which included the Corporate Centre, was sold in February 1996.

     The Company is presently seeking another business opportunity. In addition to real property acquisitions, the Company intends to consider the possible acquisition of, or merger with, another business entity, or other type of business transaction. The Company does not intend to limit its search to companies which are engaged in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire a real estate interest or business outside the real estate industry.

     From time to time, the Company also acquires equity securities, which have a potential for capital gains or, in some cases, income potential. The Company will be restricted in its acquisition of equity securities inasmuch as the Company will undertake measures to avoid becoming an "investment company" subject to regulation pursuant to the Investment Company Act of 1940.

     The Company's Board of Directors has not made a determination whether it will use any of the Company's cash proceeds from the sales of the Corporate Centre and the undeveloped lot to pay a dividend, to effect issuer repurchases of stock, or to use other methods in which the Company's cash would be paid to shareholders of the Company. The Company has not declared or paid dividends on its common stock. The determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on earnings, if any, and the business opportunities then available or which may be available in the future to the Company, among other factors.

     EMPLOYEES. The Company has no full-time employees; however, Gregory Pusey, the Company's President, and a staff person each devote a significant amount of time to the affairs of the Company.

Item 2.  DESCRIPTION OF PROPERTIES.

     The Company's administrative activities are conducted at the Company's corporate headquarters located in Vail, Colorado in space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for its share of rent in addition to certain overhead administrative expenses.

     The Company previously owned real estate in Colorado Springs, Colorado. The real estate operations are discussed in Item 6.

Item 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material, pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and this Item is, therefore, inapplicable.

                                    PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 1996 and 1995 are as follows:

           QUARTER ENDED             HIGH BID    LOW BID
           -------------             --------    --------
           June 30, 1996             $.4375      $.4375
           March 31, 1996            $.5625      $.34375
           December 31, 1995         $.34375     $.34375
           September 30, 1995        $.34375     $.34375
           June 30, 1995             $.34375     $.125
           March 31, 1995            $.50        $.125
           December 31, 1994         $.28125     $.125
           September 30, 1994        $.25        $.125

     At September 17, 1996 the approximate number of holders of record of the Company's common stock was 1,109. No cash dividends were paid during the years ended June 30, 1996 and 1995.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's cash and working capital positions were adequate at June 30, 1996. The increase of cash on hand to approximately $1,304,300 at June 30, 1996 from $698,600 at June 30, 1995 is a result primarily of profitable operations.

     For the period ended June 30, 1996, operating activities used cash flow of $69,000 as compared to approximately $223,500 being generated in the year ended June 30, 1995 period. The difference was attributable primarily to the sale of the Company's property in Colorado Springs, Colorado which resulted in a gain of approximately $1,759,400 in the year ended June 30, 1996. Other factors contributing to the difference in cash used by operating activities in the period were gains from the sale of investment securities of approximately $43,500 as compared to $143,200, and changes in accounts payable balances which decreased by approximately $900 during the year ended June 30, 1996 versus approximately $17,400 during the year ended June 30, 1995. Also, changes in prepaid expenses increased by approximately $28,400 and $5,000 in the years ended June 30, 1996 and 1995, respectively.

     Cash provided in investing activities was approximately $1,405,800 during the year ended June 30, 1996, of which $3,182,300 was from the sale of the Company's property. Cash used in investing activities of $250,000 was for notes receivable and $21,000 for the purchase of equipment and improvements and $13,900 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities. In the comparable period in 1995, cash used in investing activities was $103,800, of which $87,900 was for tenant improvements and leasing commissions and approximately $18,800 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities.

     Financing activities during the year ended June 30, 1996 utilized $731,200, all of which were used to retire the mortgage in connection with the sale of the Company's property in Colorado Springs, Colorado net of $90,700 generated from the exercise of stock options. In the year ended June 30, 1995, $17,400 was used for principal payments on the mortgage.

     The Company currently has no commitments for acquisitions or significant capital expenditures. The Company expects to incur expenses in connection with the evaluation of business opportunities. Inasmuch as the Company has no understandings or agreements on any particular business or property, the expenditures to be made cannot be predicted, but could be substantial. In reviewing any acquisitions, the Company will consider the effects on its liquidity.

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. This Statement requires the Company to classify investment securities as either held-to-maturity, available for sale, or trading and also requires that adjustments be made to certain classifications of the portfolio to reflect their fair market value.

     The Company's marketable securities are classified as available for sale as the Company does not have the positive intent to hold to maturity and does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity. The adoption of SFAS 115 has had no effect on the Company's previously recorded financial results.

     During the year ended June 30, 1996 the Company sold its property in Colorado Springs, Colorado. The Company is presently considering other business opportunities, but has no commitments for acquisition of any other properties or businesses. Accordingly, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, if the Company were to identify a potential business opportunity, the Company could incur significant costs in evaluating the desirability of the opportunity. Should the Company determine to proceed with the transaction, costs could be significant. Thereafter, results of operations would likely be materially affected by the nature of the asset acquired or other transaction effected.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     The Company's revenues for the year ended June 30, 1996 totaled approximately $2,287,900, consisting of the gain on the sale of the real property of approximately $1,759,400, rental income recognized up to the time of the sale of approximately $383,100, interest on temporary cash and other money market instruments of approximately $101,900 and gains from the sale of marketable equity securities of approximately $43,500. Revenues for the year ended June 30, 1995 totaled approximately $763,500, of which approximately $584,000 was rental income, $143,200 was gains from the sale of investment securities, and approximately $36,300 was interest and dividend income. The increase in interest and dividend income was attributable to the increased cash on hand from the sale of the real property. The decrease in rental income of approximately $200,900 was attributable primarily to the sale of the Corporate Centre building in early February 1996. At the time of the sale, the building's occupancy rate was 100%.

     During the years ended June 30, 1996 and June 30, 1995, the Company incurred operating, general and administrative costs of approximately $408,100 and $458,300, respectively. The decrease of approximately $50,200 resulted from decreases in utilities, amortization and depreciation, operating, general and administrative costs, and non-reoccurring expenses of approixmately $32,100, $4,400, $52,000, and $14,200 offset by an increase in expenses related to the Special Meeting of Shareholders held in October 1996 and sale of the land and building of approximately $52,500.

Interest expense decreased to approximately $43,500 for the period from $72,700 in the comparable period in 1995 due to the retirement of the mortgage. The Company has income before taxes for the year ended June 30, 1996 of approximately $1,836,300 as compared with income before taxes of approximately $232,500 for the year ended June 30, 1995.

     The Company paid $162,000 in federal taxes during the year ended June 30, 1996. The Company paid no federal or state income taxes for the year ended June 30, 1995, due to the utilization of net operating loss carryovers. Effective for the year ended June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded a tax benefit of $522,000 during year ended June 30, 1996 arising primarily from the utilization of net operating loss carryforwards as a result of the gain recognized from the property sale.

Item 7.  FINANCIAL STATEMENTS.

     See pages F-1 through F-14.

                                                    CAMBRIDGE HOLDINGS, LTD.
                                               INDEX TO FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         F-2

         BALANCE SHEET AS OF JUNE 30, 1996                    F-3 - F-4

         STATEMENTS OF INCOME FOR THE YEARS ENDED
           JUNE 30, 1996 AND 1995                                   F-5

         STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
           YEARS ENDED JUNE 30, 1996 AND 1995                       F-6

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
           JUNE 30, 1996 AND 1995                             F-7 - F-8

         SUMMARY OF ACCOUNTING POLICIES                      F-9 - F-10

         NOTES TO FINANCIAL STATEMENTS                      F-11 - F-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 1996 and the related statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. at June 30, 1996, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.




                                          BDO Seidman, LLP
Denver, Colorado
August 30, 1996

                                                    CAMBRIDGE HOLDINGS, LTD.

                                                               BALANCE SHEET


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

JUNE 30,                                                                1996
- ----------------------------------------------------------------------------

ASSETS

CURRENT:
    Cash and cash equivalents                                     $1,304,273
    Short-term investments, at cost which approximates
         market value                                              1,493,687
    Investment securities - available for sale (Note 1)            1,161,363
    Notes receivable                                                 250,000
    Prepaids and other                                                36,498
- ----------------------------------------------------------------------------

Total current assets                                               4,245,821

OTHER ASSETS                                                           3,186
- ----------------------------------------------------------------------------




                                                                  $4,249,007
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                          AND NOTES TO FINANCIAL STATEMENTS.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                                               BALANCE SHEET
                                                                 (CONTINUED)

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

JUNE 30,                                                                1996
- ----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued liabilities                                           $    3,149
    Deferred income taxes (Note 2)                                   275,000
- ----------------------------------------------------------------------------

Total current liabilities                                            278,149
- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 3 ):
    Common stock, $.025 par value; 15,000,000 shares
         authorized; 3,348,400 issued and outstanding                 83,695
    Additional paid-in capital                                     3,163,562
    Retained earnings                                                255,265
    Net unrealized gain on securities
         available for sale                                          468,336
- ----------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         3,970,858
- ----------------------------------------------------------------------------
                                                                  $4,249,007
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                          AND NOTES TO FINANCIAL STATEMENTS.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                                        STATEMENTS OF INCOME


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


YEARS ENDED JUNE 30,                                  1996           1995
- ----------------------------------------------------------------------------

REVENUES:
    Gain on sale of property (Note 6)              $1,759,368     $        -
    Rental income                                     383,089        583,968
    Gain on sales of
         investment securities                         43,535        143,245
    Interest and dividend income                      101,879         36,329
- ----------------------------------------------------------------------------

Total revenues                                      2,287,871        763,542
- ----------------------------------------------------------------------------

EXPENSES:
    Operating, general, and administrative            408,087        458,329
    Interest                                           43,506         72,745
- ----------------------------------------------------------------------------

Total expenses                                        451,593        531,074
- ----------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                       1,836,278        232,468

TAXES ON INCOME (Note 2)                              162,000              -
- ----------------------------------------------------------------------------

NET INCOME                                         $1,674,278     $  232,468
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


NET INCOME PER COMMON AND COMMON
         EQUIVALENT SHARE                          $      .52     $      .07
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING                         3,242,355      3,109,116
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                          AND NOTES TO FINANCIAL STATEMENTS.

                                                                                                     CAMBRIDGE HOLDINGS, LTD.

                                                                                            STATEMENTS OF STOCKHOLDERS EQUITY


- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                Net Unrealized
                                                                                                Gain (Loss) on
                                               Common Stock          Additional      Retained     Securities        Total
                                            -----------------         Paid-In        Earnings      Available    Stockholders'
YEARS ENDED JUNE 30, 1996 AND 1995          Shares      Amount        Capital       (Deficit)       For Sale       Equity
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1994                     3,087,940     $77,184      $3,079,422    $(1,651,481)    $       -      $1,505,125

    Net income                                    -           -               -        232,468             -         232,468

    Net unrealized loss on
         securities available for
         sale (Note 1)                            -           -               -              -       (28,215)        (28,215)
- -----------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1995                    3,087,940      77,184       3,079,422     (1,419,013)      (28,215)      1,709,378

    Net income                                    -           -               -      1,674,278             -       1,674,278

    Shares issued from
    exercise of stock
    options                                 265,000       6,625          87,613              -             -          94,238

    Common shares
         repurchased and retired             (4,540)       (114)         (3,473)             -             -          (3,587)

    Net unrealized gain on
      on securities available
      for sale (Note 1)                           -           -               -              -       496,551         496,551
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996                    3,348,400     $83,695      $3,163,562     $  255,265      $468,336      $3,970,858
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
                                                                              SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                                                                           AND NOTES TO FINANCIAL STATEMENTS.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                                    STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

YEARS ENDED JUNE 30,                                   1996         1995
- ----------------------------------------------------------------------------

OPERATING ACTIVITIES:
    Net income                                        $ 1,674,278  $ 232,468
    Adjustments to reconcile net income to cash
         provided by (used in) operating activities:
              Gain on sale of property                 (1,759,368)         -
              Depreciation and amortization                87,052     97,624
              Write-off of note receivable                      -     12,500
              Gain on sale of investment securities       (43,535)  (143,245)
    Changes in operating assets and liabilities:
         Prepaids and other                               (28,358)    (5,035)
         Deferred rent                                          -     11,838
         Accounts payable and accrued liabilities             947     17,383
- ----------------------------------------------------------------------------

Net cash provided by (used in) operating activities       (68,984)   223,533
- ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Proceeds from sale of property                      3,182,300          -
    Purchase of short-term investments                 (1,493,687)         -
    Purchase of investment securities                    (627,789)  (321,854)
    Proceeds from sale of investment securities           613,856    303,005
    Purchase of equipment and improvements                (21,038)   (63,326)
    Lease commissions paid                                      -    (24,605)
    Investments in notes receivable                      (250,000)         -
    Collections on note receivable                          2,155      2,975
- ----------------------------------------------------------------------------

Net cash provided by (used in) investing activities     1,405,797   (103,805)
- ----------------------------------------------------------------------------

                                                    CAMBRIDGE HOLDINGS, LTD.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


YEARS ENDED JUNE 30,                                  1996          1995
- ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Principal payments on notes payable            (821,826)      (17,394)
    Proceeds from exercise of stock options,
         net of repurchases                          90,651             -
- ----------------------------------------------------------------------------

Net cash used in financing activities              (731,175)      (17,394)
- ----------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS               605,638       102,334

CASH AND CASH EQUIVALENTS, beginning of year        698,635       596,301
- ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year           $1,304,273      $698,635
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                          AND NOTES TO FINANCIAL STATEMENTS.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                              SUMMARY OF ACCOUNTING POLICIES


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

BUSINESS The Company was incorporated on June 23, 1980 under the laws of the State of Colorado. On September 27, 1991, the Company acquired Corporate Centre, a three story office building located in Colorado Springs, Colorado. Corporate Centre was sold during the year ended June 30, 1996 as discussed in Note 6. The Company also explores other business acquisitions, opportunities and investments.

CONCENTRATIONS OF          The Company's financial instruments that are
CREDIT RISK                exposed to concentrations of credit risk
                           consist primarily of cash balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

USE OF ESTIMATES           The preparation of financial statements in
                           conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT                 Investment securities classified as available
SECURITIES                 for sale are those securities that the Company
                           does not have the positive intent to hold to maturity or does not intend to trade actively.
                           These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

PROPERTY AND               Property was stated at cost with depreciation
OTHER ASSETS               computed using the straight-line method over
                           31.5 years for the building and leasehold improvements amortized over the life of the lease of 4 to 7 years. Lease commissions were stated at cost and are amortized on a straight-line basis over the term of the related lease. Loan acquisition costs were amortized over the life of the loan.

REVENUE                    Rental income consisted primarily of rentals
RECOGNITION                for office space.  Leases included scheduled
                           base rent increases over the terms of the agreements. The total amount of rent was recognized as income on the straight line method over the terms of the leases. During the year ended June 30, 1995, the Company had rental income from entities which individually comprised greater than 10% of total rental income. Revenue from such entities in 1995 was approximately 17% and 13%. Interest and dividend income is recorded on the accrual basis.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                              SUMMARY OF ACCOUNTING POLICIES


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

INCOME TAXES               The Company follows the provisions of Statement
                           of Financial Accounting Standards No. 109 -
                           Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

NET INCOME                 Net income per common and common equivalent
PER SHARE                  share is based on the weighted average number
                           of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents, when dilutive.

CASH                       The Company considers all highly liquid
EQUIVALENTS                investments purchased with an original maturity
                           of three months or less to be cash equivalents.


RECLASSIFICATIONS          Certain reclassifications have been made to the
                           accompanying 1995 financial statements for them to conform to the current year presentation.

NEW ACCOUNTING             The Financial Accounting Standards Board has
PRONOUNCEMENTS             recently issued SFAS No. 121, "Accounting for
                           the Impairment of Long-Lived Assets" and SFAS
                           No. 123, "Accounting for Stock Based
                           Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

                                                    CAMBRIDGE HOLDINGS, LTD.

                                               NOTES TO FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


1.  INVESTMENT            At June 30, 1996 the Company's market value of
    SECURITIES            available for sale securities consisted of:

                                                           Gross       Gross      Estimated
                                                         Unrealized  Unrealized     Fair
                                                 Cost       Gains      Losses       Value
                          ------------------------------------------------------------------
                          Common and
                           preferred stocks     $418,029   $759,829   $(16,495)   $1,161,363
                          ------------------------------------------------------------------
                          ------------------------------------------------------------------

                          The Company realized gains of $43,535 and $143,245 on the sale of investment securities for the years ended June 30, 1996 and 1995. Included in the unrealized gains at June 30, 1996 is a gain of $591,000 concentrated in one investment.

2.  TAXES ON              Taxes on income consisted of the following:
    INCOME

                          YEARS ENDED JUNE 30,            1996       1995
                          --------------------------------------------------

                          Current
                           Federal                     $ 141,000   $      -
                           State                          21,000          -

                          DEFERRED:
                           Federal                       483,000     73,000
                           State                          39,000     11,000
                          --------------------------------------------------
                                                         684,000     84,000
                          UTILIZATION OF NET OPERATING
                           LOSS CARRYFORWARDS           (522,000)   (84,000)
                          --------------------------------------------------
                                                       $ 162,000   $      -
                          --------------------------------------------------
                          --------------------------------------------------

                                                    CAMBRIDGE HOLDINGS, LTD.

                                               NOTES TO FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                          The difference between the tax basis of assets that give rise to the deferred tax liability, totalling $275,000 relates to the net unrealized gain on securities available for sale.

                          A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                          YEARS ENDED JUNE 30,          1996          1995
                          --------------------------------------------------
                          Income taxes computed at the
                           federal statutory rate        $ 624,000  $ 73,000
                          State income taxes, net of
                           federal benefit                  60,000    11,000
                          Utilization of net operating
                           loss carryforwards             (522,000)  (84,000)
                          --------------------------------------------------

                          Taxes on income                $ 162,000  $      -
                          --------------------------------------------------
                          --------------------------------------------------

3.  STOCK OPTIONS         1988 STOCK OPTION PLAN

                          The Company's 1988 Stock Option Plan, as amended, has a maximum of 400,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan.
                          The option price of shares may not be less than the fair market value of common stock on the date of grant. The exercise term will not exceed five years from the date of the grant.

                          NON-DISCRETIONARY STOCK OPTION PLAN

                          The Company's Non-Discretionary Stock Option
                          Plan (the "Plan"), as amended, is intended to reward non-employee directors' contributions to the Company. The number of shares of common stock reserved for issuance pursuant to the Plan is 250,000. Pursuant to the terms of the Plan, on September 1 of each year, options to purchase an additional 10,000 shares will be granted to each non-employee director. The option price of shares

                                                    CAMBRIDGE HOLDINGS, LTD.

                                               NOTES TO FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                          under this Plan may not be less than the fair market value of common stock on the date of grant. The exercise term will expire three years from the date of grant.

                          Changes in options outstanding, all of which are currently exercisable, during the past two fiscal years are as follows:

                                                   1988          Non-                    Option
                                                   Stock    Discretionary                 Price
                                                   Option    Stock Option                  per
                                                    Plan         Plan        Total        Share
                          ------------------------------------------------------------------------
                          BALANCE, July 1, 1994    210,000      90,000      300,000   $ .28 - .40

                             Granted                80,000      30,000      110,000           .32

                             Terminated/expired    (20,000)    (40,000)     (60,000)          .36
                          ------------------------------------------------------------------------
                          BALANCE, June 30, 1995   270,000      80,000      350,000     .28 - .40

                             Granted               100,000      30,000      130,000     .34 - .50

                             Exercised            (215,000)    (50,000)     (265,000)   .28 - .40
                          ------------------------------------------------------------------------
                          BALANCE, June 30, 1996   155,000      60,000       215,000  $ .28 - .50
                          ------------------------------------------------------------------------
                          ------------------------------------------------------------------------

4. RELATED PARTY          The Company shares corporate office space and
   TRANSACTIONS           administrative staff with an affiliate of the
                          Company. The Company paid its affiliate approximately $750 per month for these facilities and services. During the year ended
                          June 30, 1996, the Company paid its President
                          $50,000 in bonuses for his efforts in
                          consummating the sales of the property.

                          Also see Note 6 for additional related party transactions.

5. SUPPLEMENTAL           During the years ended June 30, 1996 and 1995
   DISCLOSURES OF         the Company paid cash for interest of
   CASH FLOW              approximately $44,000 and $73,000.
   INFORMATION

                                                    CAMBRIDGE HOLDINGS, LTD.

                                               NOTES TO FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------



6.  SALES OF              As of June 30, 1996, the Company had completed
    PROPERTY              sales of its property.  The sales consisted of
                          a $2,725,000 sale of the building and related net assets and a $700,000 land sale. The gain resulting from the sales totalled approximately
                          $1,759,000.

                          The Company had an $850,000 mortgage note from a financial institution, payable through November 2003 in monthly installments of $7,512 including interest at 8.75%. The mortgage payable was collateralized by real estate, assignment of all leases and rentals and guaranteed by the President of the Company, subject to a limit of 40 percent of the obligation. As a result of the sales of the property, the mortgage note was paid off, including a prepayment penalty which totalled $17,700.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in accountants during the fiscal year ended June 30, 1996. Not Applicable.

                                 PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS.

                       Date First
                        Elected                     Principal Occupation
Name              Age   Director                       and Employment
- ----              ---   --------                    --------------------
Gregory Pusey      44     1982     President, Treasurer and Director. Mr. Pusey
                                   is also the President of Livingston Capital, Ltd., a venture capital firm, a business consultant, and a director of USMX, Inc., a publicly held mining company and of Nutrition
                                   For Life International, Inc., a publicly held distributor of nutritional products.

Donald E. Yager    71     1988     Secretary and Director. Since 1968 Mr. Yager
                                   has served as President and Director of Yager
                                   Realty, Inc., a real estate agency and
                                   development company located in Westminster,
                                   Colorado, a suburb of Denver, Colorado.

John H. Altshuler  65     1991     Director. Dr. Altshuler is a medical doctor
                                   with a specialty in hematology. He maintains a laboratory and a private medical practice and serves as a medical consultant. He also previously served as an officer and director of Applied Medical Devices, Inc. and Hemo
                                   Tec, Inc., each of which was a small
                                   publicly-held company engaged in the
                                   development and marketing of medical devices.

Scott Menefee       31    1993     Director. Since 1992, Mr. Menefee has been
                                   the Leasing Manager of Brookfield
                                   Development, which acts as an office and retail leasing agent. From 1991 to 1992, he was a leasing agent for Paragon Group, a real estate leasing and management company, where he had responsibility for leasing Corporate
                                   Centre. In 1990 he managed the business
                                   recruitment program for the Denver
                                   Partnership. Mr. Menefee graduated from
                                   Southern Methodist University with a MBA in
                                   1989.


     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's officers may be removed from their positions at any time by the Company's Board of Directors. Dr. Altshuler and Mr. Yager serve as members of the Option Committee (See Item 10). There are no family relationships among the directors of the Company except that Mr. Yager is the father-in-law of Mr. Pusey. During the fiscal year ended June 30, 1996, the Company held eight meetings in person or by consent. All directors attended all of the meetings.

     Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 1996.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 1996 and in the two prior fiscal years of the Company to the named executive officers. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                      Summary Compensation Table

                               Annual Compensation                                Awards                        Payouts
                               -------------------                      --------------------------   ---------------------------
Name and                                                                                                              All Other
Principal                      Salary                  Other Annual     Restricted Stock   Options   LTIP Payouts   Compensation
Position        Fiscal Year    ($)(1)    Bonus (2)   Compensation (3)    Awards ($) (4)    (#)(5)       ($)(6)         ($)(7)
- ---------       -----------    ------    ---------   ----------------   ----------------   -------   ------------   ------------
Gregory Pusey       1996       40,000     50,000            -0-                 -0-            -0-       -0-            14,128
President           1995       34,500        -0-            -0-                 -0-         50,000       -0-             5,603
                    1994       28,500        -0-            -0-              28,000         25,000       -0-             9,071

Donald Yager        1996          -0-        -0-            -0-                 -0-         10,000       -0-               200
Secretary           1995          -0-        -0-            -0-                 -0-         10,000       -0-               400
                    1994          -0-        -0-            -0-                 -0-         10,000       -0-               150

- ------------------

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table.) Mr. Pusey's current salary is $60,000 per year.

     (2) The Company paid a bonus of $50,000 to Mr. Pusey in recognition of his contribution in locating for acquisition the Corporate Centre and for his efforts in improving that property for sale.

     (3) During the period covered by the Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits.

     (4) During the period covered by the Table, the Company issued 100,000 shares of restricted stock to Mr. Pusey in connection with his guarantee of the mortgage on the Corporate Centre. The value shown was determined by multiplying $.28, the average of the bid and ask price of shares of the Company's common stock on that date, by the number of shares.

     (5) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted of the options shown for Mr. Pusey, of which 50,000 were granted in September 1994, 25,000 were granted in September 1993 and the remaining 20,000, which were to expire in September 1994, were extended to September 1996. All underlying options were exercised during the year ended June 30, 1996. The sum of the number of shares of common stock to be received upon the exercise of all stock options granted of the options shown for Mr. Yager, of which 10,000 were granted in September 1994, 10,000 were granted in September 1993, and 10,000 were granted in September 1992. The 10,000 options underlying options granted in September 1992 were exercised during the year ended June 30, 1996. The remaining underlying options were exercised subsequent to the year ended June 30, 1996.

     (6) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

     (7) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 1996 is health insurance premiums in the amount of $5,691 and auto lease payments in the amount of $8,437 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 1995 is health insurance premiums paid on his behalf. The amount shown for the year ended June 30, 1994 is the aggregate of the $3,932 in interest paid to Mr. Pusey in respect of the Loan and $5,139 insurance premiums paid on his behalf. As a non-employee director, Mr. Yager is entitled to receive a fee of $200 for each meeting attended by him in person. Prior to the year ended June 30, 1995, the fee was $150 for each meeting attended in person.

     (b) OPTION GRANTS TABLE; AGGREGATED OPTION EXERCISE AND FISCAL YEAR END OPTION TABLE; AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES; LONG-TERM INCENTIVE PLAN AWARDS TABLE.

     STOCK OPTIONS.

     The following table contains information concerning the grant of stock options under the Company's Non-Discretionary Stock Option Plan and its 1988 Stock Option Plan, to the executive officers named during the Company's last fiscal year.

                    OPTION GRANTS IN LAST FISCAL YEAR TABLE

                                    % of Total
                                  Options Granted      Exercise
                      Options     to Employees in      or Base     Expiration
Name                Granted (#)     Fiscal Year      Price ($/Sh)     Date
- ----                -----------  ------------------  ------------  ----------
Gregory Pusey (1)        -0-             -0-               -0-         -0-

Donald Yager (2)      10,000             -0-           $.34375       8/31/98

- ------------------

     (1) Mr. Pusey does not receive grants of options pursuant to the Non-Discretionary Plan as he is an employee of the Company and, therefore, is ineligible under such Plan. In computing the percentage of options granted to employees, the options granted pursuant to the Non-Discretionary Plan are not included since such options may not be granted to employees.

     (2) Options were granted pursuant to the Non-Discretionary Plan to each of Mr. Yager, Dr. Altshuler and Mr. Menefee, each of whom was a director but not an employee on his respective date of grant.

     Set forth in the following table are options exercised by executive officers of the Company during the fiscal year ended June 30, 1996.

                 OPTION EXERCISES AND YEAR-END VALUE TABLE

                    AGGREGATED OPTION EXERCISES IN 1996

                                                 Number of           Value of
                                                Unexercised         Unexercised
                                                  Options           In-the-Money
                                                 at Fiscal        Options at Fiscal
                                                Year-End (#)        Year-End ($)
                 Shares Acquired    Value     -----------------   -----------------
                   on Exercise     Realized      Exercisable/       Exercisable/
Name                  (#)(1)        ($)(2)    Unexercisable (3)   Unexercisable (4)
- -----            ---------------   --------   -----------------   -----------------
Gregory Pusey        215,000        83,050         -0-/-0-             $-0-/-0-

Donald Yager          40,000        15,076         -0-/-0-             $-0-/-0-


- ------------------

     (1) The number of shares received upon exercise of options during the fiscal year ended June 30, 1996.

     (2) With respect to options exercised during the Company's fiscal year ended June 30, 1996, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

     (3) The total number of unexercised options held as of June 30, 1996, separated between those options that were exercisable and those options that were not exercisable.

     (4) For purposes of this computation, the fair market value is assumed to be the average of the bid and asked price of the Company's common stock on June 30, 1996.

     Other than the Company's stock option plans, the Company has no long-term incentive plan intended to serve as incentive for performance to occur over a period longer than one fiscal year. Accordingly, the Long-Term Incentive Plan Awards Table is not required to be included.

     STOCK OPTION PLAN. During the fiscal year ended June 30, 1989, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan is designed to provide incentives for key employees of the Company. In September 1992, the shareholders approved an increase from 200,000 to 400,000 in the number of shares issueable pursuant to the 1988 Plan and the elimination of a provision of the 1988 Plan that limited the number of shares underlying options that could be granted to any one individual to 40,000 shares in a fiscal year.

     The 1988 Plan is administered by an Option Committee. The Board of Directors serves as the Option Committee with respect to options to employees who are not directors of the Company. With respect to options to employees who also are directors, however, the 1988 Plan was, on September 12, 1991, amended to comply with certain rules promulgated by the Securities and Exchange Commission to provide that the 1988 Plan is administered by a committee of two directors selected by the Board, each of whom shall not have received, within one year prior to his service on the Committee, options under the 1988 Plan or any other discretionary stock plan of the Company. During the year ended June 30, 1996, Dr. Altshuler and Mr. Yager served as members of the Option Committee with respect to options to employees who also were directors.

     The Option Committee may adopt rules and regulations for carrying out the purpose of the 1988 Plan and is authorized, within the limits of the 1988 Plan, to determine the individuals to whom, and the time or times at which, options will be granted, the number of shares to be subject to each grant (except as provided below) and the applicable restriction period. In addition, the Option Committee may determine the purchase price for the shares subject to the option and specify such other terms and provisions of any grants of options under the 1988 Plan as it deems necessary or desirable; provided, however, that grants intended to qualify as incentive stock options shall not be for less than 100 percent of the fair market value of the shares underlying the grant on the date of the grant.

     The 1988 Plan permits the grant of both incentive stock options and non-incentive stock options. Incentive stock options may be granted only to those employees who are regarded by the Committee as "key" employees. With respect to incentive stock options, the aggregate fair market value (determined at the time the option is granted) of the stock with respect to which an incentive stock option first becomes exercisable may not exceed $100,000 per calendar year. Further, no incentive stock option shall be granted to an individual if, at the time the option is granted, such individual owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or subsidiary corporation, within the meaning of Section 422A(b)(6) of the Internal Revenue Code of 1986 (the "Code"), unless (i) at the time such option is granted the option price is at least 110 percent of the fair market value of the stock subject to the option and (ii) such option by its terms is not exercisable after the expiration of five years from the date of grant.

     All the outstanding options granted pursuant to the 1988 Stock Option Plan are exercisable at a price of not less than 100 percent of the fair market value on their respective dates of grant.

     NON-DISCRETIONARY STOCK OPTION PLAN. The Board of Directors has adopted a Non-Discretionary Stock Option Plan pursuant to which the Company is authorized to grant options to purchase up to an aggregate of 250,000 shares of the Company's common stock. The Non-Discretionary Stock Option Plan became effective as of September 12, 1991 and is intended to reward non-employee directors' for their participation and contributions to the Company. The Non-Discretionary Stock Option Plan provided that, as of the effective date, options to purchase 20,000 were granted shares to each non-employee director of the Company. Thereafter, at such time as a person becomes a non-employee director of the Company, the Company will grant that person options to purchase 20,000 shares of the Company's common stock. Dr. Altshuler and Mr. Yager were each granted options to acquire 20,000 shares at an exercise price of $.36 per share, the fair market value of the Company's common stock on the date of grant. However, upon his acceptance of his appointment as a director on October 26, 1993, Mr. Menefee and the Company agreed that he would be granted options to acquire 10,000 shares at an exercise price of $.28 per share. In addition, effective September 1 of each year, commencing 1992, options to purchase an additional 10,000 shares have been and/or will be granted to each non-employee director. Each of Dr. Altshuler, Mr. Yager, and Mr. Menefee were granted options to acquire 10,000 shares on each September 1 on which he served as a director commencing on September 1, 1992 at an exercise price equal to fair market value of the Company's common stock on the dates the options were granted.

     Options granted pursuant to the Non-Discretionary Plan are exercisable in full effective as of the date of grant and expire three years from the date of grant, except that an option will expire, if not exercised, 90 days after the optionee ceases to be a director of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership of the presently issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock as of September 17, 1996. The Company has only one class of capital stock, its $.025 par value common stock.

                                              Number of    Percent of
Beneficial Owner                               Shares        Class
- ----------------                              ---------    ----------
John H. Altshuler
18 Blue Heron Drive West
Littleton, CO  80121(1)                        139,190        4.1%

Scott Menefee
971 Garfield Street
Denver, CO  80206(5)                            40,000        1.2%

Gregory Pusey
1722 Buffehr Creek Road
Vail, CO  81657(2)                           1,500,769       44.3%

Donald E. Yager
3200 W. 72nd Avenue
Westminster, CO  80030(3)                       70,000        2.1%

All officers and directors as a group
 (4 persons)(1)(2)(3)(5)                     1,749,959       50.9%

E. Jeffrey Peierls
73 S. Holman Way
Golden, CO  80401(4)                           482,037       14.2%

- ------------------

(1) Includes 110,586 shares owned by Dr. Altshuler jointly with his wife and currently exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan.

(2) Includes 852 shares owned by Revden Corp. of which Mr. Pusey is a principal shareholder, officer and director. Also includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 45,202 shares owned by Mrs. Pusey, individually or as custodian for their minor children.

(3) Includes 60,000 shares owned by Mr. Yager and currently exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan.

(4) Includes 179,813 shares held of record by Ethel F. Peierls, E. Jeffrey Peierls' mother. Mr. Peierls is co-executor of the estate of Ethel F. Peierls. Does not include the following shares held of record by
     E. Jeffrey Peierls: 2,400 shares held for the benefit of Brian E. Peierls, Jeffrey Peierls' brother; 2,400 shares held for the benefit of Kathryn G. Thames; and 800 shares held for the benefit of Alice G. Thames. Also does not include 203,111 shares held of record by Brian E. Peierls, E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

(5) Includes 30,000 shares subject to options granted under the Non-Discretionary Stock Option Plan.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $750 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.

     In October 1993, the Company obtained a mortgage on the Corporate Centre in the amount of $850,000. The loan was guaranteed by Mr. Pusey, subject to a limit of 40% of the obligation of the Company to the mortgagee. Mr. Pusey was granted 100,000 shares of the Company's restricted common stock in consideration of the loan guaranty (See Item 10). In February 1996, the Company sold the Corporate Centre, repaid the loan and retired the mortgage.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

     The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

     (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last fiscal quarter covered by this Report.

                                 INDEX TO EXHIBITS

 (3)(a) Articles of Incorporation, as amended, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 are incorporated herein by this reference.

 (3)(b) Bylaws, as amended, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1988 are incorporated herein by this reference.

(10)(a) 1988 Stock Option Plan, as amended, filed as an Exhibit to the Registrant's Proxy Statement for a Special Meeting of Shareholders held on September 30, 1992 is incorporated herein by this reference.

(10)(b) Contract of Purchase and Sale between the Company and San Jac Financial Services, Inc. filed as Exhibit 10(b) the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991 is incorporated herein by this reference.

(10)(d) Non-Discretionary Stock Option Plan, as amended, filed as an Exhibit to the Registrant's Proxy Statement for a Special Meeting of Shareholders held on September 30, 1992 is incorporated herein by this reference.

(10)(j) Continuing Guaranty and Indemnity Agreement between Gregory Pusey and American United Mortgage Corporation filed as Exhibit 10(j) to the Registrant's Form 10QSB for the period ended September 30, 1993 is incorporated herein by this reference.

(10)(k) Commercial Contract to Buy and Sell Real Estate between the Company and Columbine West LLC, accepted June 15, 1995, as amended on August 11, 1995, August 15, 1995, September 8, 1995, and September 25, 1995
          filed as Exhibit (10(k) in the Registrant's Report on Form 10-KSB for the year ended June 30, 1995 is incorporated herein by this reference.

(10)(l) Commercial Contract to Buy and Sell Real Estate between the Company and Centurion Development Company, dated June 15, 1995, as amended on September 15, 1995 filed as Exhibit (10(l) in the Registrant's Report on Form 10-KSB for the year ended June 30, 1995 is incorporated herein by this reference.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMBRIDGE HOLDINGS, LTD.

Date: September 30, 1996               By:        /s/  GREGORY PUSEY
                                           -----------------------------------
                                           Gregory Pusey, President, Treasurer
                                              and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 1996               By:        /s/  GREGORY PUSEY
                                           -----------------------------------
                                           Gregory Pusey, President, Treasurer
                                              and Director


Date: September 30, 1996               By:       /s/  DONALD E. YAGER
                                           -----------------------------------
                                           Donald E. Yager, Secretary and
                                              Director


Date: September 30, 1996               By:      /s/  JOHN H. ALTSHULER
                                           -----------------------------------
                                           John H. Altshuler, Director


Date September 30, 1996                By:         /s/  SCOTT MENEFEE
                                           -----------------------------------
                                           Scott Menefee, Director