Form 10QSB
period 1996-09-30
CAMBRIDGE HOLDINGS LTD
filed 1996-11-14
CIK 712757

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1996
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
     (Exact name of small business issuer as specified in its charter)

               Colorado                                   84-0826695
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

        1722 Buffehr Creek Road,                             81657
            Vail, Colorado                                  (Zip Code)

  (Address of principal executive offices)
Issuer's telephone number, including area code            (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at October 22, 1996
 Common Stock, $.025 par value                           3,388,400

                            CAMBRIDGE HOLDINGS, LTD.
                                  FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information........................................     3

Balance Sheets as of September 30, 1996 and June 30, 1996.............     4 & 5

Statements of Income for the three month period ended
September 30, 1996 and September 30, 1995.............................     6

Statements  of Cash Flows for the three month periods ended
September 30, 1996 and September 30, 1995.............................     7

Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................     8 & 9

Part II.  Other Information...........................................     9

Signature Page........................................................     10




                                 Form 10-QSB
                                Page 2 of 10

                          CAMBRIDGE HOLDINGS, LTD.

                                FORM 10-QSB

                             SEPTEMBER 30, 1996



                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended June 30, 1996.








                               Form 10-QSB
                               Page 3 of 10

                         CAMBRIDGE HOLDINGS, LTD.
                             BALANCE SHEET
                              (Unaudited)

                                                    SEPTEMBER 30,     JUNE 30,
                                                         1996           1996
    ASSETS
    ------
CURRENT:
  Cash and cash equivalents                            $2,112,967     $1,304,273
  Short-term investments, at cost which
    approximates market value                             737,880      1,493,687
  Investment securities - available for sale            1,098,740      1,161,363
  Notes receivable                                        200,000        250,000
  Prepaids and other                                       67,619         36,498
--------------------------------------------------------------------------------
Total current assets                                    4,217,206      4,245,821
--------------------------------------------------------------------------------
OTHER ASSETS                                                3,007          3,186
--------------------------------------------------------------------------------
                                                       $4,220,213     $4,249,007
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                                       Form 10-QSB

                              CAMBRIDGE HOLDINGS, LTD.
                                    BALANCE SHEET
                                     (Unaudited)

                                                      SEPTEMBER 30,     JUNE 30,
                                                          1996            1996

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accrued liabilities                                     $39,187         $3,149
  Deferred income taxes                                   250,000        275,000
--------------------------------------------------------------------------------
Total current liabilities                                 289,187        278,149
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,388,400 shares issued and
  outstanding as of September 30, 1996 and
  3,348,400 shares issued and outstanding as
  of June 30, 1996                                         84,696         83,695
  Additional paid-in capital                            3,173,335      3,163,562
  Retained earnings                                       255,784        255,265
  Net unrealized gain on investment securities
    available for sale                                    417,211        468,336
--------------------------------------------------------------------------------
Total stockholders' equity                              3,931,026      3,970,858
--------------------------------------------------------------------------------
                                                       $4,220,213     $4,249,007
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                                     Form 10-QSB

                              CAMBRIDGE HOLDINGS, LTD.
                                STATEMENTS OF INCOME
                                    (unaudited)

                                            THREE MONTHS       THREE MONTHS
                                                ENDED              ENDED
                                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
REVENUES:
  Rental income                               $     --            $155,574
  Gain on sales of
    investment securities                           --              20,925
  Interest and dividend income                  42,005              11,443
--------------------------------------------------------------------------------
Total revenues                                  42,005             187,942
--------------------------------------------------------------------------------
EXPENSES:
  Operating, general, and
  administrative                                41,478             142,747
  Interest                                          30              17,944
--------------------------------------------------------------------------------
Total expenses                                  41,508             160,691
--------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                      517              27,251
TAXES ON INCOME                                     --                  --
--------------------------------------------------------------------------------
NET INCOME                                        $517             $27,251
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE:                     nil                $.01
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                         3,443,039           3,095,962
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                                     Form 10-QSB

                               CAMBRIDGE HOLDINGS, LTD.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             THREE MONTHS       THREE MONTHS
                                                ENDED              ENDED
                                          SEPTEMBER 30, 1996  SEPTEMBER 30, 1995

OPERATING ACTIVITIES:
  Net income                                         $517            $27,251
  Adjustment to reconcile net income
    to cash provided by operating activities:
  Depreciation and amortization                        --             26,226
  Gain on sale of investment securities                --            (20,925)
  Changes in operating assets and liabilities:
  Prepaids and other                               (7,692)            (9,878)
  Accounts payable and accrued liabilities          8,039              6,948
--------------------------------------------------------------------------------
Net cash provided by operating
  activities                                          864             29,622
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of investment securities                (8,750)          (134,216)
  Proceeds from sales of investment
    securities                                         --             49,793
  Net proceeds upon maturity of
     short term investments                       755,807                 --
  Collections on note receivable                   50,000                792
--------------------------------------------------------------------------------
Net cash provided (used)
  in investing activities                         797,057            (83,631)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                  --             (4,591)
  Proceeds from the sale of common stock               --              6,600
  Proceeds from exercise of stock options
    net of repurchases                             10,773                 --
--------------------------------------------------------------------------------
Net cash provided by financing activities          10,773              2,009
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                       808,694            (52,000)

CASH AND CASH EQUIVALENTS,
  beginning of period                           1,304,273            698,635
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                $2,112,967           $646,635
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      Form 10-QSB
                                     Page 7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
     During the fiscal year ended June 30, 1996, the Company completed the sale of an office building ("Corporate Centre") and adjacent land in Colorado Springs, Colorado. The Company is presently considering various real estate and other business opportunites. In October 1996 the Company entered into a contract for the purchase of raw land near Vail, Colorado. If the acquisition is finalized, the Company intends to consider plans to build a luxury residence on this site, which residential real estate would be offered for sale. The Company is also considering the purchase of other raw land near Vail for this same purpose. However, the Company does not intend to limit its prospective business activities to the development of residential real estate. The Company intends to continue to evaluate business opportunities, including possible acquisition of, or merger with another business entity, or other type of business transaction.

     For the three month period ended September 30, 1996, operating activities generated positive cash flow of $900. Prepaid expenses increased by approximately $7,700 in the three month period ended September 30, 1996. The Company sold no investment securities during the three month period ended September 30, 1996.

     Cash provided in investing activities was $797,000 during the three month period ended September 30, 1996, of which approximately $8,800 used was the amount to purchase investment securities, approximately $755,800 was the net proceeds upon maturity of short-term investments, and $50,000 was the collection of notes receivable. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on, transfer.

     Financing activities during the three month period ended September 30, 1996 provided cash of approximately $10,800 which was generated from the exercise of stock options net of repurchases.

     At September 30, 1996, the Company had cash and cash equivalents of $2,112,967 and working capital of $3,928,019. The Company believes that its working capital is adequate for its presently contemplated real estate expenditures near Vail as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.


                                    Form 10-QSB
                                    Page 8 of 10

RESULTS OF OPERATIONS.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's revenues for the three month period ended September 30, 1996 totaled approximately $42,000, consisting of interest on temporary cash and other money market instruments and dividend income. Revenues for the three month period ended September 30, 1995 totaled approximately $187,900, of which approximately $155,600 was rental income, gains from the sale of investment securities of approximately $20,900, and approximately $11,400 was interest and dividend income.

     During the three month periods ended September 30, 1996 and September 30, 1995, the Company incurred operating, general and administrative costs of approximately $41,500 and $142,700, respectively. The decrease of approximately $101,200 resulted from the sale of the Corporate Centre and undeveloped lot in Colorado Springs, Colorado. Interest expense decreased to approximately $30 for the period from $18,000 in the comparable period in 1995 due to the mortgage being paid off at the time of the sale. The Company had income before taxes for the three month period ended September 30, 1996 of approximately $517 as compared with income before taxes of approximately $27,300 for the three month period ended September 30, 1995.

                          PART II.  OTHER INFORMATION


Not Applicable






                                   Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.



                                  FORM 10-QSB

                               SEPTEMBER 30, 1996



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CAMBRIDGE HOLDINGS, LTD.




November 14, 1996                             By: /s/ Gregory Pusey
                                                  ----------------------------
                                              Gregory Pusey
                                              President, Treasurer and Director






                                 Form 10-QSB
                                Page 10 of 10