Form 10QSB
period 1996-12-31
CAMBRIDGE HOLDINGS LTD
filed 1997-02-14
CIK 712757

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

    (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended DECEMBER 31, 1996
    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ TO ______________

    Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
       (Exact name of small business issuer as specified in its charter)

                   Colorado                                     84-0826695
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                    Identification Number)

            1722 Buffehr Creek Road,                              81657
                Vail, Colorado                                 (Zip Code)

   (Address of principal executive offices)
Issuer's telephone number, including area code               (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at February 1, 1997
Common Stock, $.025 par value                             3,388,400

                             CAMBRIDGE HOLDINGS, LTD.
                                  FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information.........................................    3

Balance Sheets as of December 31, 1996 and June 30, 1996...............    4 & 5

Statements of Income for the six month period ended December 31,
1996 and December 31, 1995.............................................    6

Statements of Cash Flows for the six month periods ended December 31,
1996 and December 31, 1995.............................................    7

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................    8 & 9

Part II.  Other Information............................................    9

Signature Page.........................................................   10






                                  Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                DECEMBER 31, 1996



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





                                  Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEET
                                  (Unaudited)

                                                DECEMBER 31,     JUNE 30,
                                                   1996            1996
  ASSETS
  ------

CURRENT:
  Cash and cash equivalents                      $2,192,448     $1,304,273
  Short-term investments, at cost which
    approximates market value                             0      1,493,687
  Investment securities - available for sale        857,347      1,161,363
  Notes receivable                                  525,000        250,000
  Prepaids and other                                 82,071         36,498
--------------------------------------------------------------------------
Total current assets                              3,656,866      4,245,821
--------------------------------------------------------------------------
--------------------------------------------------------------------------

OTHER ASSETS
  Real Estate Investments                           401,893              0
  Other                                               3,007          3,186
--------------------------------------------------------------------------
                                                 $4,061,766     $4,249,007
--------------------------------------------------------------------------
--------------------------------------------------------------------------





                                  Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                   (Unaudited)

                                                DECEMBER 31,     JUNE 30,
                                                   1996            1996
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities                            $    5,869     $    3,149
  Deferred income taxes                             250,000        275,000
--------------------------------------------------------------------------
Total current liabilities                           255,869        278,149
--------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,388,400 shares issued and
  outstanding as of December 31, 1996 and
  3,348,400 shares issued and outstanding as
  of June 30, 1996                                   84,696         83,695
  Additional paid-in capital                      3,173,335      3,163,562
  Retained earnings                                 454,508        255,265
  Net unrealized gain on investment securities
    available for sale                               93,358        468,336
--------------------------------------------------------------------------
Total stockholders' equity                        3,805,897      3,970,858
--------------------------------------------------------------------------
                                                 $4,061,766     $4,249,007
--------------------------------------------------------------------------
--------------------------------------------------------------------------





                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                     THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                        ENDED            ENDED            ENDED            ENDED
                                    DEC. 31, 1996    DEC. 31, 1995    DEC. 31, 1996    DEC. 31, 1995
REVENUES:
  Rental income                        $      -         $156,692         $      -         312,265
  Option extension fee                        -           75,000                -          75,000
  Gain on sales of
    investment securities               191,153           23,012          191,153          43,937
  Interest and dividend income           45,362           13,515           87,388          24,959
  Gain on sale of
    subdivided land                           -          434,920                -         434,920
  Misc. Income                              577              400              577             400
-------------------------------------------------------------------------------------------------
Total revenues                          237,092          703,539          279,118         891,481
-------------------------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
  administrative                         39,168          148,289           79,844         291,034
  Interest                                    -           17,831               30          35,776
-------------------------------------------------------------------------------------------------
Total expenses                           39,168          166,120           79,874         326,810
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                    $197,924         $537,419         $199,244        $564,671

TAXES ON INCOME                               -                -                -               -
-------------------------------------------------------------------------------------------------
NET INCOME                             $197,924         $537,419         $199,244        $564,671
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:                 $.06             $.17             $.06            $.18
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                  3,388,400        3,107,940        3,374,813       3,102,015

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------




                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS          SIX MONTHS
                                                     ENDED                ENDED
                                               DECEMBER 31, 1996    DECEMBER 31, 1995
OPERATING ACTIVITIES:
  Net income                                       $  199,244       $  564,671
  Adjustment to reconcile net income
    to cash provided by operating activities:
  Gain on sale of Land                                      -         (500,000)
  Depreciation and amortization                           177           52,303
  Gain on sales of investment securities                    -          (43,937)
  Changes in operating assets and liabilities:
  Prepaids and other                                  (45,573)         (16,721)
  Accounts payable and accrued liabilities              2,720           31,002
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                          156,568           87,318
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of land                               -          700,000
  Purchase of land                                   (401,893)
  Purchase of investment securities                  (617,459)        (435,511)
  Proceeds from sales of investment
    securities                                        196,498          159,110
  Net proceeds upon maturity of
  short term investments                            1,493,687                -
  Collections on note receivable                       50,000            1,603
Purchase of convertible note                                -         (100,000)
-------------------------------------------------------------------------------------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES                             720,833          325,202
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                       -           (9,294)
  Proceeds from the sale of common stock                    -            6,600
  Proceeds from exercise of stock options
    net of repurchases                                 10,774                -
-------------------------------------------------------------------------------------
Net cash provided (used) by
      financing activities                             10,774           (2,694)
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                           888,175          409,826

CASH AND CASH EQUIVALENTS,
  beginning of period                               1,304,273          698,635
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                    $2,192,448       $1,108,461
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------




                                  Form 10-QSB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    In December 1996 the Company closed on a contract for the purchase of raw land near Vail, Colorado in the amount of $366,400. The Company held a contract on the second parcel of raw land near Vail at December 31, 1996 and had deposited $35,500 into escrow. This contract closed in January 1997 for $356,700. The Company intends to consider plans to build luxury residences on these sites, which residential real estate would be offered for sale. The Company is in the process of creating a Limited Liability Company with an experienced real estate developer in the Vail area to build these luxury residences. The Company does not intend to limit its prospective business activities to the development of residential real estate.

    For the six month period ended December 31, 1996, operating activities generated positive cash flow of $156,600 as compared to $87,300 in the six month period ended December 31, 1995. Prepaid expenses increased by approximately $45,573 in the six month period ended December 31, 1996. The Company sold investment securities during the six month period ended December 31, 1996 resulting in realized gains of $191,200.

    Cash provided in investing activities was $720,800 during the six month period ended December 31, 1996, of which approximately $1,493,700 was the net proceeds upon maturity of short-term investments, $196,500 was proceeds from the sale of investment securities and $50,000 was the collection of notes receivable. Approximately $292,500 was used to purchase investment securities, $325,000 was lent as a secured bridge loan and $401,900 was used to purchase land. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

    Financing activities during the three month period ended December 31, 1996 provided cash of approximately $10,800 which was generated from the exercise of stock options net of repurchases.

    At December 31, 1996, the Company had cash and cash equivalents of $2,192,448 and working capital of $3,400,997. The Company believes that its working capital is adequate for its presently contemplated real estate expenditures near Vail as described above. The Company expects to obtain debt financing for construction of the residences. The Company believes such financing should be available, but has no commitments for such financing.
In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.





                                  Form 10-QSB

RESULTS OF OPERATIONS.

SIX MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1995

    The Company's revenues for the six month period ended December 31, 1996 totaled approximately $279,118, consisting of gains on the sale of securities, interest on temporary cash and other money market instruments and dividend income. Revenues for the six month period ended December 31, 1995 totaled approximately $891,500, of which approximately $435,000 was gain on sale of subdivided land, $75,000 was a non-refundable earnest deposit on the sale of Corporate Centre, $312,300 was rental income, gains from the sale of investment securities of approximately $43,900, and approximately $25,300 was interest and dividend income.

    During the six month periods ended December 31, 1996 and December 31, 1995, the Company incurred operating, general and administrative costs of approximately $79,900 and $291,000, respectively. The decrease of approximately $211,100 resulted from the reduced overhead and other expenses due to sale of the Corporate Centre and undeveloped lot in Colorado Springs, Colorado. Interest expense decreased to approximately $30 for the period from $35,800 in the comparable period in 1995 due to the retirement of the mortgage on the Corporate Centre. The Company had income before taxes for the six month period ended December 31, 1996 of approximately $199,244 as compared with income before taxes of approximately $564,700 for the six month period ended December 31, 1995.


                           PART II.  OTHER INFORMATION

Not Applicable










                                  Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.



                                  FORM 10-QSB

                               DECEMBER 31, 1996



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CAMBRIDGE HOLDINGS, LTD.



February 12, 1997                           By: /s/ Gregory Pusey
                                               ---------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director










                                  Form 10-QSB
                                 Page 10 of 10