Form 10QSB
period 1997-03-31
CAMBRIDGE HOLDINGS LTD
filed 1997-05-13
CIK 712757

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                    FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ TO ______________

Commission file number  0-12962
                       ---------

                              CAMBRIDGE HOLDINGS, LTD.
          (Exact name of small business issuer as specified in its charter)

                  Colorado                              84-0826695
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

          1722 Buffehr Creek Road,                         81657
               Vail, Colorado                            (Zip Code)

    (Address of principal executive offices)
 Issuer's telephone number, including area code        (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X     No
                                            ---       ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 25, 1997
  Common Stock, $.025 par value                         3,388,400

                             CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information.....................................     3

Balance Sheets as of March 31, 1997 and June 30, 1996.............. 4 & 5

Statements of Income for the nine month period ended March 31,
1997 and March 31, 1996............................................     6

Statements of Cash Flows for the nine month periods ended
March 31,1997 and March 31, 1996...................................     7

Management's Discussion and Analysis of Financial Condition and
Results of Operations.............................................. 8 & 9

Part II.  Other Information........................................     9

Signature Page.....................................................    10





                                   Form 10-QSB

                             CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                 MARCH 31, 1997



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





                                   Form 10-QSB
                                   Page 3 of 10

                           CAMBRIDGE HOLDINGS, LTD.
                                BALANCE SHEET
                                 (Unaudited)

                                           MARCH  31,        JUNE 30,
                                              1997             1996
                                           ----------        --------
    ASSETS
    ------
CURRENT:
  Cash and cash equivalents               $1,835,731        $1,304,273
  Short-term investments, at cost which
    approximates market value                      0         1,493,687
  Investment securities - available
    for sale                                 825,282         1,161,363
  Notes receivable                           525,000           250,000
  Prepaids and other                          44,512            36,498
----------------------------------------------------------------------
Total current assets                       3,230,525         4,245,821
----------------------------------------------------------------------
OTHER ASSETS
  Real Estate Development                    751,803                 0
  Fixed Assets                                 3,672             3,186
----------------------------------------------------------------------
                                          $3,986,000        $4,249,007
----------------------------------------------------------------------
----------------------------------------------------------------------



                              Form 10-QSB
                              Page 4 of 10

                         CAMBRIDGE HOLDINGS, LTD.
                              BALANCE SHEET
                               (Unaudited)

                                              MARCH  31,    JUNE 30,
                                                 1997         1996
                                              ----------    --------

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accrued liabilities                        $    2,795        3,149
  Deferred income taxes                         250,000      275,000
--------------------------------------------------------------------
Total current liabilities                       252,795      278,149
--------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
   shares authorized:  3,388,400 shares
   issued and outstanding as of March 31,
   1997 and 3,348,400 shares issued and
   outstanding as of June 30, 1996               84,695       83,695
  Additional paid-in capital                  3,173,335    3,163,562
  Retained earnings                             487,535      255,265
  Net unrealized gain (loss) on investment
   securities available for sale                (12,360)     468,336
--------------------------------------------------------------------
Total stockholders' equity                    3,733,205    3,970,858
--------------------------------------------------------------------
                                             $3,986,000   $4,249,007
--------------------------------------------------------------------
--------------------------------------------------------------------






                             Form 10-QSB
                            Page 5 of 10

                              CAMBRIDGE HOLDINGS, LTD.
                                STATEMENTS OF INCOME
                                     (unaudited)

                              THREE MONTHS   THREE MONTHS    NINE MONTHS      NINE MONTHS
                                  ENDED          ENDED          ENDED            ENDED
                             MAR. 31, 1997   MAR. 31, 1996   MAR. 31, 1997   MAR. 31, 1996
                             -------------   -------------   -------------   -------------
REVENUES:
  Rental income                 $      -       $   70,424            -           382,689
  Option extension fee                 -          (75,000)           -                 -
  Gain on sales of
    investment securities         45,318          (49,434)     236,471            (5,497)
  Interest and dividend income    36,350           31,040      123,744            55,999
  Gain on sale of subdivided
    land & building                    -        1,324,447            -         1,759,367
  Misc. Income                         -                -          577               400
-----------------------------------------------------------------------------------------
Total revenues                    81,668        1,301,477      360,792         2,192,958
-----------------------------------------------------------------------------------------
EXPENSES:
  Operating, general, and
    administrative                48,648           82,956      128,492           373,990
  Interest                             -            7,730           30            43,506
-----------------------------------------------------------------------------------------
Total expenses                    48,648           90,686      128,522           417,496
-----------------------------------------------------------------------------------------
INCOME BEFORE TAXES             $ 33,020       $1,210,791    $ 232,270        $1,775,462

TAXES ON INCOME                    5,000          174,000       74,000           174,000
-----------------------------------------------------------------------------------------
NET INCOME                      $ 28,020       $1,036,791    $ 158,270        $1,601,462
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:      $    .01       $      .31    $     .05        $      .50
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING           3,388,400        3,364,074    3,379,507        3,189,368
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                                 Form 10-QSB
                                 Page 6 of 10

                           CAMBRIDGE HOLDINGS, LTD.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
OPERATING ACTIVITIES:
  Net income                                      $  232,270       $ 1,601,462
  Adjustment to reconcile net income
    to cash provided by operating activities:
  Gain on sale of Land                                     -        (1,759,367)
  Depreciation and amortization                          177            86,875
  (Gain) loss on sales of investment securities            -             5,497
  Changes in operating assets and liabilities:
  Prepaids and other                                  (8,678)            1,391
  Accounts payable and accrued liabilities              (354)          174,215
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                         223,415           110,073
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sale of land & building                              3,182,300
  Purchase of land                                  (751,803)
  Purchase of investment securities                 (462,455)         (503,089)
  Proceeds from sales of investment
    securities                                       292,840           403,991
  Purchase of Improvements                                             (20,861)
  Lease commissions and others                                           7,586
  Net proceeds upon maturity of
    short term investments                         1,493,687                 -
  Collections on note receivable                      50,000             2,155
   Purchase of convertible note                     (325,000)         (200,000)
-------------------------------------------------------------------------------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES                            297,269         2,872,082
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                      -          (821,826)
  Proceeds from the sale of common stock                   -            91,283
  Proceeds from exercise of stock options
    net of repurchases                                10,774                 -
-------------------------------------------------------------------------------
Net cash provided (used) by
  financing activities                                10,774          (730,543)
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                          531,458         2,251,612

CASH AND CASH EQUIVALENTS,
  beginning of period                              1,304,273           698,635
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                   $1,835,731       $ 2,950,247
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 Form 10-QSB
                                Page 7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has entered into agreements to become a member of two limited liability companies with The Zneimer Company, an experienced real estate developer in the Vail, Colorado area. Each of the Company and The Zneimer Company will hold a 50% interest in these companies, each of which will build a separate luxury residence in the Vail Valley for resale. In December 1996 the Company purchased raw land near Vail for $366,400. This land which is known as Cordillera Valley Club Lot #19 will be conveyed to the limited liability company entitled CVC Lot 19, LLC. In January 1997 the Company purchased raw land near Vail known as Cordillera Valley Club Lot #2 for $356,700. This lot will be conveyed to the liability company known as CVC Lot 2, LLC. In both cases, the Company will receive a secured promissory note in an amount equal to the purchase price for the real estate plus expenses, which will be subordinate to the secured construction loan to be provided by a financial institution. The Zneimer Company has agreed that simultaneously with the conveyance of each property to the applicable limited liability company, it and Mr. Zneimer personally will guarantee one half the original principal amount of the note to be issued to the Company. The Company is presently exploring other potential property acquisitions in Colorado. The Company does not intend to limit its prospective business activities to the development of real estate.

     For the nine month period ended March 31, 1997, operating activities generated positive cash flow of $223,400 as compared to $110,100 in the nine month period ended March 31, 1996. Through March 31, 1997 the Company has advanced $28,700 for activities associated with the development of Lot #2 and Lot #19. Prepaid expenses decreased by approximately $8,700 in the nine month period ended March 31, 1997. The Company sold investment securities during the nine month period ended March 31, 1997 resulting in realized gains of $236,500.

     Cash provided in investing activities was $297,300 during the nine month period ended March 31, 1997, of which approximately $1,493,700 was the net proceeds upon maturity of short-term investments, $292,900 was proceeds from the sale of investment securities and $50,000 was the collection of notes receivable. Approximately $462,500 was used to purchase investment securities, $325,000 was loaned on a convertible basis to a corporation and was personally guaranteed by the borrowing company's largest shareholder and $751,800 was used to purchase and develop land. The value of the land and securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

     Financing activities during the three month period ended March 31, 1997 provided cash of approximately $10,800 which was generated from the exercise of stock options net of repurchases.

     At March 31, 1997, the Company had cash and cash equivalents of $1,835,731 and working capital of $2,977,730. Each of CVC Lot 2 LLC and CVC Lot 19 LLC proposes to obtain debt financing for the construction of a luxury residential property. The Company believes such financing should be available for each property, and a commitment for such financing for Lot #2, which is subject to customary conditions, has been obtained. It is a condition to the Company's agreement to convey each lot to the applicable limited liability company that the construction loan for the applicable property close concurrently with the conveyance of the property. In the event construction financing is not available, the Company and The Zneimer Company as members of the limited liability companies could determine to proceed by advancing additional funds to finance the development of the properties. The two limited liability companies

                                 Form 10-QSB
intend to develop these properties prior to soliciting buyers for completed residences. There can be no assurances the properties will be sold promptly, or that profits will be achieved which could impact adversely the Company's liquidity. In its consideration of potential business opportunities,the Company expects to consider the potential effect on its liquidity.

RESULTS OF OPERATIONS.

NINE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1996

     The Company's revenues for the nine month period ended March 31, 1997 totaled approximately $360,800, consisting of gains on the sale of securities, interest on temporary cash and other money market instruments and dividend income. Revenues for the nine month period ended March 31, 1996 totaled approximately $2,193,000, of which approximately $1,324,500 was the gain on the sale of the Corporate Centre buildings, $434,900 was gain on sale of subdivided land, rental income recognized up to the time of sale of approximately $382,700, approximately $56,400 was interest and dividend income and losses from the sale of investment securities of approximately $5,500.

     During the nine month periods ended March 31, 1997 and March 31, 1996, the Company incurred operating, general and administrative costs of approximately $128,500 and $374,000, respectively. The decrease of approximately $245,500 resulted from the reduced overhead and other expenses due to sale of the Corporate Centre and undeveloped lot in Colorado Springs, Colorado. Interest expense decreased to approximately $30 for the period from $43,500 in the comparable period in 1996 due to the retirement of the mortgage on the Corporate Centre. The Company had income before taxes for the nine month period ended March 31, 1997 of approximately $232,270 as compared with income before taxes of approximately $1,775,500 for the nine month period ended March 31, 1996.

                           PART II.  OTHER INFORMATION


NEW ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
(APB) No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No.128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.




                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                  FORM 10-QSB

                                MARCH 31, 1997



                                 SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAMBRIDGE HOLDINGS, LTD.




May 12, 1997                      By:
                                      ---------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director






                                 Form 10-QSB
                                Page 10 of 10