Form 10KSB
period 1997-06-30
CAMBRIDGE HOLDINGS LTD
filed 1997-10-14
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 (Fee Required)
       For the annual period ended JUNE 30, 1997
( ) Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 (No Fee Required)
      For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 1997
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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---       ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $328,443 in revenues for the fiscal year ended June 30, 1997.

The aggregate market value of the voting stock held by non-affiliates was approximately $557,588 on October 8, 1997.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at August 31, 1997
   Common Stock, $.025 par value                          3,388,400

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                                    Part I

Item 1.  DESCRIPTION/BUSINESS.

    (a)  BUSINESS DEVELOPMENT.   Cambridge Holdings, Ltd. the Registrant (the
"Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In September 1991, the Company acquired a three-story office building known as the "Corporate Centre" located on approximately 6.2 acres in Colorado Springs, Colorado. In 1995, the Company completed the subdivision into two lots of this property. The Company was not required to perform extensive work in order to obtain subdivision approval and incurred expenses, primarily consisting of professional fees, of approximately $7,500. A larger lot, consisted of approximately 3.8 acres and included the Corporate Centre. The
smaller lot consisted of approximately 2.4 undeveloped acres.   In November
1995 the Company sold the smaller lot to Centurion Development Company, an unaffiliated party, for $700,000. In February 1996, the Company sold the larger lot to CC Center LLC, an unaffiliated party, for $2,725,000.

During the fiscal year ended June 30, 1997, the Company purchased two undeveloped lots in the Vail, Colorado area. Each of these lots has been conveyed to a limited liability company. The Company is a member of each limited liability company, together with the Zneimer Company, Inc. an experienced real estate developer located in Vail. Each of the limited liability companies is developing a luxury residence for sale.

In July 1997, the Company purchased land in Glenwood Springs, Colorado, for $925,000, including a mortgage note in the amount of $675,000. The Company is considering what development activities it will undertake on this land.

    (b) Business of the Company. From September 1991 to February 1996, the Company owned and managed the Corporate Centre, a Class "A" three-story glass, steel and concrete office building located in north Colorado Springs adjacent to Interstate 25, the main north-south arterial highway in Colorado The Company completed the sale of the Corporate Centre and adjacent acreage in February 1996.

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers raw land in an area known as Cordillera in Eagle County, Colorado west of Vail. Each lot has been reconveyed to a limited liability company in which the Company is a member with a 50% interest. Each lot is to be developed with a separate luxury residence.

The two lots purchased by the Company are known as Lot 2 and Lot 19, which were purchased for $357,000 and $366,000, respectively. In May 1997, the Company sold Lot 2 to CVC Lot 2 LLC for its purchase price of Lot 2, resulting in no gain or loss to the Company. CVC Lot 2 LLC is a limited liability company organized in Colorado in March 1997. The members of CVC Lot 2 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of CVC Lot 2 LLC and each of which has a 50% interest in the net profits and losses of CVC Lot 2 LLC. Zneimer Company, Inc. is the manager of CVC Lot 2 LLC. CVC Lot 2 LLC was formed for the limited purpose of developing, constructing and selling a residential dwelling upon Lot 2 unless otherwise agreed to by both members.

In May 1997, the Company conveyed Lot 2 to CVC Lot 2 LLC in consideration for a promissory note for $357,000 secured by a mortgage on the Lot 2 property. The note bears interest at the prime rate at the Firstbank of Avon, as changed from time to time, which commenced at 8.5%. The note is due on the earlier of sale of the property or December 31, 1998. CVC Lot 2 LLC has obtained a construction loan of $963,700 from the Firstbank of Avon, Colorado, which construction loan has been guaranteed by Zneimer Company, Inc. and its sole shareholder Edward J. Zneimer. The construction loan bears interest at the prime rate of the Firstbank of Avon as changed from time to time, which commenced at 8.5%. The construction loan matures on May 10, 1998 and is secured by a mortgage on the Lot 2 property. The mortgage held by the Company to secure its note made by CVC Lot 2 LLC has been subordinated to the construction loan. Zneimer Company, Inc. and Mr. Zneimer, individually, have guaranteed 50% of the principal amount of the note made by CVC Lot 2 LLC to the Company. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 2 LLC to develop and sell the Lot 2 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 2 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 2 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 2 property.

The Lot 2 property is currently under construction and is expected to be completed in calendar 1997. The general contractor is Integrated Resources LLC, which is owned and managed by Edward J. Zneimer. The residence being constructed will be a custom-designed single-family home featuring an open, multi-level floor plan with high ceilings and large covered porches overlooking the Tom Fazio designed Cordillera Valley Golf Club golf course. The home will include five bedrooms, 4 1/2 baths, three fireplaces and an
oversized three-car garage.   The Lot 2 property has been listed for sale at
$1,750,000.

In August 1997, the Company sold Lot 19 to CVC Lot 19 LLC for its purchase
price of Lot 19, resulting in no gain or loss to the Company.   CVC Lot 19
LLC is a limited liability company organized in Colorado in March 1997. The members of CVC Lot 19 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of CVC Lot 19 LLC and each of which has a 50% interest in the net profits and losses of CVC Lot 19 LLC. Zneimer Company, Inc. is the Manager of CVC Lot 19 LLC. CVC Lot 19 LLC was formed for the limited purpose of developing, constructing and selling a residential dwelling upon Lot 19 unless otherwise agreed by both members.

In August 1997, the Company conveyed Lot 19 to CVC Lot 19 LLC in consideration for a promissory note for $366,000 secured by a mortgage on the Lot 19 property. The note bears interest at the prime rate at the Firstbank of Avon, as changed from time to time, which commenced at 8.5%. The note is due on the earlier of sale of the property or December 31, 1998. CVC Lot 19 LLC has obtained a construction loan of $1,019,000 from the Firstbank of Avon, Colorado, which construction loan has been guaranteed by Zneimer Company, Inc. and its sole shareholder Edward J. Zneimer. The construction loan bears interest at the prime rate of the Firstbank of Avon as changed from time to time, which commenced at 8.5%. The construction loan matures in 1998 and is secured by a mortgage on the Lot 19 property. The mortgage held by the Company to secure its note made by CVC Lot 19 LLC has been subordinated to the construction loan. Zneimer Company, Inc. and Mr. Zneimer, individually, have guaranteed 50% of the principal amount of the note made by CVC Lot 19 LLC to the Company. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 19 LLC to develop and sell the Lot 19 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 19 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 19 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 19 property. CVC Lot 19 LLC has appointed Integrated Resources LLC as the general contractor. The Lot 19 property is currently under construction and should be completed within the next year. The residence to be constructed will be a custom-designed single-family home similar to the home being constructed on Lot 2.

The lots are located in Cordillera, a mountain-top community of 1 to 11-acre home sites and custom-designed residences, tennis courts, 15 miles of hiking and cross-country ski trails, a fly-fishing river, mountain bike and nature trails. The lots are being developed in a golf community planned with care for natural aesthetic values. Accordingly, the home sites in the community are being developed to minimize the impact of development upon the varied vegetation and indigenous wildlife unique to the area. Deer and elk grazing and calving areas have been carefully preserved along with native grasses, shrubs and trees. The home sites in the community have been planned to maximize mountain views, as well as the extensive aspen groves, forests of fir and spruce, and varied terrain of adjacent canyons and draws which is characteristic of the area.

Cordillera is located in an area referred to as the "Upper Eagle Valley" which lies west of Vail. The Vail and Beaver Creek resorts are located 25 and 15 minutes, respectively, by car from Cordillera. Vail was founded in 1962, and is now the nation's largest ski area by acreage of skiable terrain.
 The economy of the Upper Eagle Valley is based primarily upon the resort industry, with major revenues being derived from skiing, real estate concessions, restaurants, and short-term lodging. Cordillera is primarily a second home/resort community. As such, it may have a greater than average susceptibility to general economic conditions, and may be impacted by the cost, accessibility and continued desirability of area recreational facilities such as the Vail and Beaver Creek ski areas as well as the private golf facilities. In addition, there will be significant competition from other developers in Cordillera as well as other developments in the area, including some which are in close proximity to Cordillera. The impact of this competition cannot be assessed because future demand cannot be predicted with accuracy and the factors influencing the success of each development are speculative.

Subsequent to the fiscal year ended June 30, 1997, the Company purchased raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. There is no prepayment penalty. The Company expects to enter into an arrangement with Zneimer Company, Inc. for possible commercial development of this property. The Company has not made a determination of what type of development will be undertaken on this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire other real estate interests or businesses outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains or, in some cases, income potential. The Company has no limitations on the percentage of assets which may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

     EMPLOYEES. The Company has no full-time employees; however, Gregory Pusey, the Company's President, devotes a significant amount of time to the affairs of the Company.

Item 2.   DESCRIPTION OF PROPERTIES.

          The Company's administrative activities are conducted at the Company's corporate headquarters located in Vail, Colorado in space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for its share of rent in addition to certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

Item 3.   LEGAL PROCEEDINGS.

          The Company is not involved in any material, pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and the Item is, therefore, inapplicable.

PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.
 The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 1997 and 1996 are as follows:

          Quarter Ended                 High Bid        Low Bid
          -------------                 --------        -------
          June 30, 1997                 $.375           $.375
          March 31, 1997                $.625           $.375
          December 31, 1996             $.625           $.50
          September 30, 1996            $.50            $.25
          June 30, 1996                 $.4375          $.4375
          March 31, 1996                $.5625          $.34375
          December 31, 1995             $.34375         $.34375
          September 30, 1995            $.34375         $.34375

          At August 31, 1997 the number of holders of record of the Company's common stock was 1,078 . No cash dividends were paid during the years ended June 30, 1997 and 1996.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's cash and working capital positions were adequate at June 30, 1997. The increase of cash on hand to approximately $1,640,200 at June 30, 1997 from $1,304,300 at June 30, 1996 is primarily a result of maturing and redemption of commercial paper.

     For the period ended June 30, 1997, operating activities generated negative cash flow of $170,900 as compared to cash flow of $69,000 being used in the year ended June 30, 1996. The difference was attributable primarily to the sale of the Company's property in Colorado Springs, Colorado which resulted in a gain of approximately $1,759,400 in the year ended June 30, 1996. Other factors contributing to the difference in cash used by operating activities during the year were gains from the sale of investment securities of approximately $165,800. Prepaid expenses decreased by approximately $37,100 in the year ended June 30, 1997. The Company had unsettled trades of investment securities at June 30,1997 of $81,500 compared to $0 at June 30, 1996.

     Cash provided in investing activities was approximately $494,600 during the year ended June 30, 1997 compared to $1,405,800 during the year ended June 30, 1996. Cash provided during fiscal 1997 from investing activities was from the maturity of short-term investments of $1,493,700 ,offset by an increase in notes receivable of $225,000 and investing in real estate developments of $737,400. In the comparable period in 1996, cash of $3,182,300 was provided from the sale of the Corporate Centre building. Cash was used in investing activities of $250,000 for notes receivable and $21,000 for the purchase of equipment and improvements and $13,900 was the amount by which the cost to purchase exceeded proceeds of the sale of investment securities. The value of the land and securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

     Financing activities during the year ended June 30, 1997 provided cash of approximately $12,200 which was generated from the exercise of stock options net of repurchases.

     At June 30, 1997, the Company had cash and cash equivalents of $1,640,200 and working capital of $3,690,300. Each of CVC Lot 2 LLC and CVC Lot 19 LLC have obtained debt financing in the amount of $963,725 and $1,019,331 respectively for the construction of a luxury residential property. It was a condition to the Company's agreement to convey each lot to the applicable limited liability company that the construction loan for the applicable property close concurrently with the conveyance of the property. The two limited liability companies are developing these properties prior to soliciting buyers for completed residences. There can be no assurances the properties will be sold promptly, or that profits will be achieved which could impact adversely the Company's liquidity. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

In July 1997, the Company purchased land in Glenwood Springs, Colorado for $925,000, including a mortgage note of $675,000. The Company is considering what development activities it will undertake on this land.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     The Company's revenues for the year ended June 30, 1997 totaled approximately $328,400, consisting of gains on the sale of securities of approximately $165,800, interest on temporary cash and other money market instruments of $70,400, dividend income of $91,600 and other income of $600. Revenues for the year ended June 30, 1996 totaled approximately $2,287,900, of which approximately $1,759,400 was the gain on the sale of the Corporate Centre building, rental income recognized up to the time of sale of approximately $383,100, approximately $101,900 was interest and dividend income and gains from the sale of marketable equity securities of approximately $43,500. The increase in interest and dividend income was attributable to the increased cash on hand from the sale of the real property. The decrease in rental income of $383,100 was attributable to the sale of the Corporate Centre building in early February 1996. At the time of sale, the building's occupancy rate was 100%.

     During the years ended June 30, 1997 and June 30, 1996, the Company incurred operating, general and administrative costs of approximately $176,200 and $408,100, respectively. The decrease of approximately $231,900 resulted from the reduced overhead and other expenses due to sale of the Corporate Centre and undeveloped lot in Colorado Springs, Colorado. Interest expense decreased to approximately $0 for the period from $43,500 in the comparable period in 1996 due to the retirement of the mortgage on the Corporate Centre. The Company had income before taxes for the year ended June 30, 1997 of approximately $172,200 as compared with income before taxes of approximately $1,836,300 for the year ended June 30, 1996.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Item 7.   FINANCIAL STATEMENTS.

          See pages F-1 through F-17.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants during the fiscal years ended June 30, 1996 and 1997.

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                           Date First
                            Elected             Principal Occupation
Name                Age     Director               and Employment
----                ---     --------               --------------
Gregory Pusey       45        1982      President, treasurer and director.  Mr.
                                        Pusey is also the president of
                                        Livingston Capital, Ltd., a venture
                                        capital and business consulting firm.
                                        Mr. Pusey is a director and consultant
                                        to  Nutrition For Life International,
                                        Inc., a publicly held distributor of
                                        nutritional products.

Donald E. Yager     72        1988      Secretary and director.  Since 1968 Mr.
                                        Yager has served as President and
                                        Director of Yager Realty, Inc., a real
                                        estate agency and development company
                                        located in Westminster, Colorado, a
                                        suburb of Denver, Colorado.

John H. Altshuler   66        1991      Director.  Dr. Altshuler is a medical
                                        doctor with a specialty in hematology.
                                        He maintains a laboratory and a private
                                        medical practice and serves as a medical consultant. He also previously served as an officer and director of Applied
                                        Medical Devices, Inc.  and Hemo Tec,
                                        Inc., each of which was a small
                                        publicly-held company engaged in the
                                        development and marketing of medical
                                        devices.

Scott Menefee       32        1993      Director.  Mr. Menefee is a Real
                                        Estate Manager for Opus Northwest,
                                        L.L.C. a large commercial real estate
                                        development firm. Prior to his current
                                        position, he served as a Leasing
                                        Manager for Vector Property Services,
                                        L.L.C. From 1992 through early 1997,
                                        Mr. Menefee was a Leasing Manager for
                                        Brookfield Development. Mr. Menefee
                                        graduated from Southern

                                        Methodist University with a MBA in 1989.

     The company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's officers may be removed from their positions at any time by the Company's Board of Directors. Dr. Altshuler and Mr. Yager serve as members of the Option Committee (See Item 10). There are no family relationships among the directors of the Company except that Mr. Yager is the father-in-law of Mr. Pusey. During the fiscal year ended June 30, 1997, the Company held five meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 1997.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 1997 and in the two prior fiscal years of the Company to the named executive officers. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                         Summary Compensation Table

                            Annual Compensation                    Awards       Payouts
                            -------------------                    ------       -------
                                                 Other
     Name and                                    Annual    Restricted            LTIP    All Other
     Principal               Salary             Compensa-    Stock     Options  Payouts  Compensa-
     Position   Fiscal year  ($)(1)  Bonus (2)  tion (3)   Awards ($)   (#)(4)   ($)(5)  tion ($)(6)
     --------   -----------  ------  ---------  ---------  ----------  -------  -------  ----------
Gregory Pusey,
President           1997     60,000    -0-         -0-        -0-        -0-      -0-      11,543
                    1996     40,000   50,000       -0-        -0-        -0-      -0-      14,128
                    1995     34,500    -0-         -0-        -0-       50,000    -0-       5,603

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

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

     (4) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted of the options shown for Mr. Pusey, of which 50,000 were granted in September 1994, 25,000 were granted in September 1993 and the remaining 20,000, which were to expire in September 1994 were extended to September 1996. All underlying options were exercised during the year ended June 30, 1996. The sum of the number of shares of common stock to be received upon the exercise of all stock options granted of the options shown for Mr. Yager, of which 10,000 were granted in September 1994, 10,000 were granted in September 1993 and 10,000 were granted in September 1992. The 10,000 options underlying options granted in September 1992 were exercised during the year ended June 30, 1996. The remaining underlying options were exercised subsequent to the year ended June 30, 1996.

     (5) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

     (6) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 1997 is health insurance premiums of $5,789 and auto lease payments of $5,754 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 1996 is health insurance premiums in the amount of $5,691 and auto lease payments of $8,437. The amount shown for the year ended June 30, 1995 is health insurance premiums paid on Mr. Pusey's behalf. As a non-employee director, Mr. Yager is entitled to receive a fee for each meeting attended by him which is what comprises his compensation.

     (b) OPTION GRANTS TABLE; AGGREGATED OPTION EXERCISE AND FISCAL YEAR END OPTION TABLE; AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES; LONG-TERM INCENTIVE PLAN AWARDS TABLE.

          STOCK OPTIONS.

     The information concerning the grant of stock options under the Company's Non-Discretionary Stock Option Plan and its 1988 Stock Option Plan, to the executive officers is not applicable as Mr. Pusey was not granted any options in 1997, nor does he hold options from prior years.

     STOCK OPTION PLAN. During the fiscal year ended June 30, 1989 the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan is designed to provide incentives for key employees of the Company. In September 1992, the shareholders approved an increase from 200,000 to 400,000 in the number of shares issuable pursuant to the 1988 Plan and the elimination of a provision of the 1988 Plan that limited the number of shares underlying options that could be granted to any one individual to 40,000 shares in a fiscal year

     The 1988 Plan is administered by an Option Committee. The Board of Directors serves as the Option Committee with respect to options to employees who are not directors of the Company. With respect to options to employees who also are directors, however, the 1988 Plan was, on September 12, 1991, amended to comply with certain rules promulgated by the Securities and Exchange

Commission to provide that the 1988 Plan is administered by a committee of two directors selected by the Board, each of whom shall not have received, within one year prior to his service on the Committee, options under the 1988 Plan or any other discretionary stock plan of the Company. During the year ended June 30, 1996, Dr. Altshuler and Mr. Yager served as members of the Option Committee with respect to options to employees who also were directors.

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

            The 1988 Plan permits the grant of both incentive stock options and non-incentive stock options. Incentive stock options may by granted only to those employees who are regarded by the Committee as "key" employees.
With respect to incentive stock options, the aggregate fair market value (determined at the time the option is granted) of the stock with respect to which an incentive stock option first becomes exercisable may not exceed $100,000 per calendar year. Further, no incentive stock option shall be granted to an individual if, at the time the option is granted, such individual owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or subsidiary corporation, within the meaning of Section 422A(b)(6) of the Internal Revenue Code of 1986 (the "Code"), unless (i) at the time such option is granted the option price is at least 110 percent of the fair market value of the stock subject to the option and (ii) such option by its terms is not exercisable after the expiration of five years from the date of grant.

     All the outstanding options granted pursuant to the 1988 Stock Option Plan are exercisable at a price of not less than 100 percent of the fair market value on their respective dates of grant.

     NON-DISCRETIONARY STOCK OPTION PLAN. The Board of Directors has adopted a Non-Discretionary Stock Option Plan pursuant to which the Company is authorized to grant options to purchase up to an aggregate of 250,000 shares of the Company's common stock. The Non-Discretionary Stock Option Plan became effective as of September 12, 1991 and is intended to reward non-employee directors for their participation and contributions to the Company. The Non-Discretionary Stock Option Plan provided that, as of the effective date, options to purchase 20,000 were granted shares to each non-employee director of the Company. Thereafter, at such time as a person becomes a non-employee director of the Company, the Company will grant that person options to purchase 20,000 shares of the Company's common stock. Dr. Altshuler and Mr. Yager were each granted options to acquire 20,000 shares at an exercise price of $.36 per share, the fair market value of the Company's common stock on the date of grant. However, upon his acceptance of his appointment as a director on October 23, 1993, Mr. Menefee and the Company agreed that he would be granted options to acquire 10,000 shares at an exercise price of $.28 per share. In addition, effective September 1 of each year, commencing 1992, options to purchase an additional 10,000 shares have been and/or will be granted options to acquire 10,000 shares on each September 1 on which he served as a director commencing on September 1, 1992 at an exercise price equal to fair market value of the Company's common stock on the dates the options were granted.

     Options granted pursuant to the Non-Discretionary Plan are exercisable in full effective as of the date of grant and expire three years from the date of grant, except that an option will expire, if not exercised, 90 days after the optionee ceases to be a director of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership of the presently issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock as of September 17, 1997. The Company has only one class of capital stock, its $.025 par value common stock.

                                        Number of           Percent of
Beneficial Owner                         Shares               Class
----------------                        ---------           ----------
John H. Altshuler                         129,190               3.8%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                              20,000               0.6%
971 Garfield Street
Denver, CO 80206 (5)

Gregory Pusey                           1,487,417              43.9%
1722 Buffehr Creek Road
Vail, CO 81657 (2)

Cede & Co.                               203,469               6.0%
PO Box 222
New York, NY 10274

Donald E. Yager                           60,000               1.8%
3200 W. 72nd Avenue
Westminster, CO 80030 (3)

E. Jeffrey Peierls                       307,824               9.1%
73 S. Holman Way
Golden, CO 80401 (4)

All officers and directors as a        1,994,431              58.9%
group (4 persons) (1) (2) (3) (5)

     (1) Includes 110,586 shares owned by Dr. Altshuler jointly with his wife and currently exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan.

     (2) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 51,306 shares owned by Mrs. Pusey, individually or as custodian for their minor children.

     (3) Includes 60,000 shares owned by Mr. Yager and currently exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan.

     (4)  Does not include 178,111 shares held of record by Brian E. Peierls.
          E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

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

     Mr. Pusey is a member of the Board of Directors of, and a consultant for, Nutrition For Life International, Inc., a publicly held company. At June 30, 1997 the Company held securities of Nutrition For Life,
International, Inc. in the amount of $263,975.

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

     (10)(j) Continuing Contract to Buy and Sell Real Estate between the Company and Columbine West, LLC, accepted June 15, 1995, as amended on August 11, 1995, August 15, 1995, September 8, 1995 and September 25, 1995 filed as Exhibit 10(k) in the Registrant's Report on Form 10-KSB for the year ended June 30, 1995 is incorporated herein by this reference.

     (10) (l) Commercial Contract to Buy and Sell Real Estate between the Company and Centurion Development Company, dated June 15,

               1995, as amended on September 15, 1995 filed as Exhibit 10(l) in the Registrant's Report on Form 10-KSB for the year ended
               June 30, 1995 is incorporated herein by this reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAMBRIDGE HOLDINGS, LTD.


Date: October 10, 1997             By:
                                       --------------------------------------
                                        Gregory Pusey
                                        President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Date: October 10, 1997             By:
                                       --------------------------------------
                                        Gregory Pusey
                                        President, Treasurer and Director


Date: October 10, 1997             By:
                                       --------------------------------------
                                        Donald E. Yager
                                        Secretary and Director


Date: October 10, 1997             By:
                                       --------------------------------------
                                        John H. Altshuler, Director


Date: October 10, 1997             By:
                                       --------------------------------------
                                        Scott Menefee, Director

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                 INDEX TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

Report of Independent Certified Public Accountants          F-2

Balance Sheet as of June 30, 1997                     F-3 - F-4

Statements of Income for the years ended
     June 30, 1997 and 1996                                 F-5

Statements of Stockholders' Equity for the
     years ended June 30, 1997 and 1996                     F-6

Statements of Cash Flows for the years ended
     June 30, 1997 and 1996                           F-7 - F-8

Summary of Accounting Policies                       F-9 - F-11

Notes to Financial Statements                       F-12 - F-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Cambridge Holdings, Ltd.
Vail, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 1997 and the related statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. at June 30, 1997, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.





Denver, Colorado
August 21, 1997

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                                 BALANCE SHEET

------------------------------------------------------------------------------

JUNE 30,                                                                1997
------------------------------------------------------------------------------

ASSETS

Current:
  Cash and cash equivalents                                       $1,640,216
  Investment securities - available for sale (Note 1)                430,516
  Investment securities - available for sale related
   party (Notes 1 and 8)                                             263,975
  Investment in partnership (Note 2)                                 101,278
  Notes receivable - related party (Note 3)                          356,660
  Notes receivable (Note 4)                                          425,000
  Accounts receivable                                                 81,451
  Prepaids and other                                                  73,637
  Real estate developments (Note 3)                                  380,768
------------------------------------------------------------------------------

Total current assets                                               3,753,501

Other assets                                                           3,007
------------------------------------------------------------------------------


                                                                  $3,756,508
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                           AND NOTES TO FINANCIAL STATEMENTS.

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                                 BALANCE SHEET
                                                                   (CONTINUED)

------------------------------------------------------------------------------

JUNE 30,                                                                1997
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                            $   13,223
  Deferred income taxes (Note 5)                                     50,000
------------------------------------------------------------------------------

Total current liabilities                                            63,223
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (NOTE 6):
  Common stock, $.025 par value; 15,000,000 shares
   authorized; 3,388,400 issued and outstanding                      84,710
  Additional paid-in capital                                      3,174,785
  Retained earnings                                                 358,509
  Net unrealized gain on securities
   available for sale                                                75,281
------------------------------------------------------------------------------

Total stockholders' equity                                        3,693,285
------------------------------------------------------------------------------

                                                                 $3,756,508
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                           AND NOTES TO FINANCIAL STATEMENTS.

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                          STATEMENTS OF INCOME

------------------------------------------------------------------------------

YEARS ENDED JUNE 30,                                      1997        1996
------------------------------------------------------------------------------

REVENUES:
  Gain on sales of
   investment securities                               $165,765     $   43,535
  Interest and dividend income                          162,678        101,879
  Gain on sale of property (Note 7)                           -      1,759,368
  Rental income                                               -        383,089
------------------------------------------------------------------------------

Total revenues                                          328,443      2,287,871
------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and administrative                176,199        408,087
  Interest                                                    -         43,506
------------------------------------------------------------------------------

Total expenses                                          176,199        451,593
------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                           152,244      1,836,278

TAXES ON INCOME (Note 5)                                 49,000        162,000
------------------------------------------------------------------------------

NET INCOME                                             $103,244     $1,674,278
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                        $  .03         $  .52
------------------------------------------------------------------------------
------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                  3,382,567      3,242,355
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                            AND NOTES TO FINANCIAL STATEMENTS.

                                                      CAMBRIDGE HOLDINGS, LTD.

                                             STATEMENTS OF STOCKHOLDERS EQUITY

------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                                             NET UNREALIZED
                                                                                             GAIN (LOSS) ON
                                               COMMON STOCK        ADDITIONAL     RETAINED     SECURITIES       TOTAL
                                         ----------------------     PAID-IN       EARNINGS      AVAILABLE    STOCKHOLDERS'
YEARS ENDED JUNE 30, 1997 AND 1996         SHARES       AMOUNT      CAPITAL       (DEFICIT)      FOR SALE       EQUITY
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 1995                    3,087,940     $77,199    $3,079,407    $(1,419,013)    $ (28,215)    $1,709,378

  Net income                                     -           -             -      1,674,278             -      1,674,278

  Shares issued from
   exercise of stock options               265,000       6,625        87,613              -             -         94,238

  Common shares
   repurchased and retired                  (4,540)       (114)       (3,473)             -             -         (3,587)

  Net unrealized gain on
   securities available
   for sale                                      -           -             -              -       496,551        496,551
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                   3,348,400     $83,710    $3,163,547    $   255,265     $ 468,336     $3,970,858

  Net income                                     -           -             -        103,244             -        103,244

  Shares issued from
   exercise of stock
   options                                  40,000       1,000        11,238              -             -         12,238

  Net unrealized loss on
   securities available
  for sale (Note 1)                              -           -             -              -      (393,055)      (393,055)
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                   3,388,400     $84,710    $3,174,785    $   358,509     $  75,281     $3,693,285
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                            AND NOTES TO FINANCIAL STATEMENTS.

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                      STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


YEARS ENDED JUNE 30,                                      1997        1996
------------------------------------------------------------------------------


OPERATING ACTIVITIES:
 Net income                                           $ 103,244    $ 1,674,278
 Adjustments to reconcile net income to cash
  used in operating activities:
   Gain on sale of property                                   -     (1,759,368)
   Depreciation and amortization                            178         87,052
   Gain on sale of investment securities               (165,765)       (43,535)
 Changes in operating assets and liabilities:
  Accounts receivable                                   (81,451)             -
  Prepaids and other                                    (37,139)       (28,358)
  Accrued liabilities and other                          10,074            947
------------------------------------------------------------------------------

Net cash used in operating activities                  (170,859)       (68,984)
------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property                                 (737,428)              -
 Proceeds from sale of property                              -       3,182,300
 Purchase of short-term investments                          -      (1,493,687)
 Proceeds from sale of short-term investments        1,493,687               -
 Purchase of investment securities                    (602,066)       (627,789)
 Proceeds from sale of investment securities           616,649         613,856
 Purchase of equipment and improvements                      -         (21,038)
 Investments in notes receivable                      (225,000)       (250,000)
 Investments in partnerships                          (101,278)              -
 Collections on note receivable                         50,000           2,155
------------------------------------------------------------------------------


Net cash provided by investing activities              494,564       1,405,797
------------------------------------------------------------------------------

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                      STATEMENTS OF CASH FLOWS
                                                                   (CONTINUED)
------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


YEARS ENDED JUNE 30,                                      1997        1996
------------------------------------------------------------------------------


FINANCING ACTIVITIES:
 Principal payments on notes payable                          -       (821,826)
 Proceeds from exercise of stock options,
  net of repurchases                                     12,238         90,651
------------------------------------------------------------------------------


Net cash provided by (used in) financing activities      12,238       (731,175)
------------------------------------------------------------------------------


INCREASE IN CASH AND CASH EQUIVALENTS                   335,943        605,638

CASH AND CASH EQUIVALENTS, beginning of year          1,304,273        698,635
------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, end of year              $ 1,640,216    $ 1,304,273
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

BUSINESS

The Company was incorporated on June 23, 1980 under the laws of the State of Colorado. On September 27, 1991, the Company acquired Corporate Centre, a three story office building located in Colorado Springs, Colorado. Corporate Centre was sold during the year ended June 30, 1996 as discussed in Note 7. The Company has purchased two undeveloped lots in the Cordillera Valley Club, located near Vail, Colorado and has contributed the properties to two separate limited liability companies (LLC's). With their partner in the LLC's, the Company plans to build a separate luxury residence on each parcel for resale. The Company also explores other business acquisitions, opportunities and investments.

CONCENTRATIONS OF
CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

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

INVESTMENT
SECURITIES

Investment securities classified as available for sale are those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

FAIR VALUES OF
FINANCIAL
INSTRUMENTS

Unless otherwise specified, the Company believes the book value of financial instruments approximates their fair value.

PROPERTY AND
OTHER ASSETS

Property was stated at cost with depreciation computed using the straight-line method over 31.5 years for the building and leasehold improvements amortized over the life of the lease of 4 to 7 years. Lease commissions were stated at cost and are amortized on a straight-line basis over the term of the related lease. Loan acquisition costs were amortized over the life of the loan.

REVENUE
RECOGNITION

Rental income consisted primarily of rentals for office space. Leases included scheduled base rent increases over the terms of the agreements. The total amount of rent was recognized as income on the straight line method over the terms of the leases. Interest and dividend income is

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

recorded on the accrual basis.

INVESTMENT IN
PARTNERSHIP

Investments in partnerships are accounted for by the cost method.

INVESTMENT IN LLC

Investments in LLCs are accounted for under the equity method.

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

NET INCOME
PER SHARE

Net income per common and common equivalent share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents, when dilutive.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying 1996 financial statements for them to conform to the current year presentation.

STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS.

NEW ACCOUNTING
PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

earnings per share than is currently used in accordance with Accounting Board Opinion No. 15, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.  INVESTMENT     At June 30, 1997 the Company's market value of available
    SECURITIES     for sale securities consisted of:

                                                 Gross      Gross    Estimated
                                              Unrealized  Unrealized    Fair
                                        Cost     Gains      Losses     Value
                   -----------------------------------------------------------

                   Common and
                    preferred stocks  $569,573  $193,318  $(68,400)  $694,491
                   -----------------------------------------------------------
                   -----------------------------------------------------------

                   The Company realized gains of $165,765 and $43,535 on the sale of investment securities for the years ended June 30, 1997 and 1996.

2.  INVESTMENT IN  The Company has invested $100,000 for 10% interest in a
    PARTNERSHIP    Partnership which entered into a bridge loan with a third
                   party. The bridge loan pays interest at 8% and the amount is due at closing of the third party's initial public offering. The amount is collateralized by assets of the third party. Increase in partnership investment totaled
                   $1,278 for year ended June 30, 1997.

3.  REAL ESTATE    In February 1997, the Company entered into agreements to
    DEVELOPMENTS   become a member of two limited liability companies with the
                   Zneimer Company, an experienced real estate developer in the Vail, Colorado area. Each of the Company and The Zneimer
                   Company hold a 50% interest in these companies, each of which will build a separate luxury residence in the Vail
                   Valley for resale. In December 1996 the Company purchased raw land near Vail for $366,400. This land which is known as Cordillera Valley Club Lot #19 was conveyed to the limited liability company entitled CVC Lot 19, LLC in August 1997.
                   In January 1997 the Company purchased raw land near Vail known as Cordillera Valley Club Lot #2 for $356,700. This lot was conveyed to the liability company known as CVC Lot 2, LLC in May 1997. In both cases, the Company received a secured promissory note in an amount equal to the purchase price for the real estate plus expenses, which will be subordinate to the secured construction loan provided by a financial institution. The Zneimer Company and Mr. Zneimer personally guaranteed one half the original principal amount of the note to be issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.  NOTES          Note Receivables consisted of the following:
    RECEIVABLE

                   JUNE 30,                                              1997
                   -------------------------------------------------------------

                   Convertible note receivable with interest
                   at 10%, note is due December 14, 1997,
                   and is personally guaranteed by the
                   majority stockholder of the borrower.
                   The note is convertible into common
                   stock of the borrower at the election
                   of the Company.                                     $325,000

                   Convertible note receivable with interest
                   at 12%, note due January 5, 1998, and is
                   secured by assets of the Company.  The
                   note is convertible into common stock of
                   the borrower at the registration date.               100,000
                   -------------------------------------------------------------

                                                                       $425,000
                   -------------------------------------------------------------
                   -------------------------------------------------------------

5.  TAXES ON       Taxes on income consisted of the following:
    INCOME

                   YEARS ENDED JUNE 30,                    1997          1996
                   -------------------------------------------------------------

                   CURRENT
                      Federal                            $41,000       $141,000
                      State                                8,000         21,000

                   DEFERRED:
                      Federal                                  -        483,000
                      State                                    -         39,000
                   -------------------------------------------------------------


                                                          49,000        684,000
                   Utilization of net operating
                     loss carryforwards                        -       (522,000)
                   -------------------------------------------------------------

                                                         $49,000       $162,000

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                   The difference between the tax basis of assets that give rise to the deferred tax liability, totalling $50,000 relates to the net unrealized gain on securities available for sale.

                   A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                   YEARS ENDED JUNE 30,                  1997          1996
                   -------------------------------------------------------------

                   Income taxes computed at the
                     federal statutory rate            $41,000       $624,000
                   State income taxes, net of
                     federal benefit                     8,000         60,000
                   Utilization of net operating
                     loss carryforwards                      -       (522,000)
                   -------------------------------------------------------------

                   Taxes on income                     $49,000      $ 162,000
                   -------------------------------------------------------------
                   -------------------------------------------------------------

6. STOCK OPTIONS   1988 STOCK OPTION PLAN

                   The Company's 1988 Stock Option Plan, as amended, has a maximum of 400,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The exercise term will not exceed five years from the date of the grant.

                   NON-DISCRETIONARY STOCK OPTION PLAN

                   The Company's Non-Discretionary Stock Option Plan (the "Plan"), as amended, is intended to reward non-employee directors' contributions to the Company. The number of shares of common stock reserved for issuance pursuant to the Plan is 250,000. Pursuant to the terms of the Plan, on September 1 of each year, options to purchase an additional 10,000 shares will be granted to each non-employee director. The option price of shares under this Plan may not be less than the fair market value of common stock on the date of grant. The exercise term will expire three years from the

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                 NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been equal to historical net income per share.

A summary of the status of the Company's stock option plans and outstanding options as of June 30, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                        1997                    1996
------------------------------------------------------------------------------
                                              Weighted               Weighted
                                              Average                Average
                                   Range of   Exercise   Range of    Exercise
                                    Shares      Price     Shares      Price
------------------------------------------------------------------------------

Outstanding, beginning
 of year                           215,000    $.39756     350,000    $.34114

  Granted                           30,000     .87500     130,000     .46394
  Cancelled                        (35,000)    .28000           -     .35561
  Exercised                        (40,000)    .30593    (265,000)    .35561
------------------------------------------------------------------------------

Outstanding, end of year           170,000    $.51382     215,000    $.39756
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Options exercisable, end
 of year                           170,000    $.51382     215,000    $.39756

Weighted average fair
 value of options granted
 during the year                              $.87500                $.46394

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                 NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at June 30, 1997:

          Options Outstanding                    Options Exercisable
------------------------------------------------------------------------------
                             Weighted
                              Average     Weighted                 Weighted
  Range of      Number       Remaining     Average      Number      Average
  Exercise    Outstanding   Contractual   Exercise   Exercisable   Exercise
   Prices     at 6/30/97       Life         Price     at 6/30/97     Price
------------------------------------------------------------------------------
  $.32000       30,000          1          .32000       30,000       .32000
   .34375       10,000          1          .34875       10,000       .34375
   .87500       30,000          2          .87500       30,000       .87500
   .50000      100,000          2          .50000      100,000       .50000
------------------------------------------------------------------------------

  $.32000-
   .87500      170,000          2         $.51382      170,000      $.51382
------------------------------------------------------------------------------
------------------------------------------------------------------------------

7. SALES OF
   PROPERTY

As of June 30, 1996, the Company had completed sales of its property. The sales consisted of a $2,725,000 sale of the building and related net assets and a $700,000 land sale. The gain resulting from the sales totalled approximately $1,759,000.

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

8. RELATED PARTY
   TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate approximately $750 per month for these facilities and services. During the year end June

                                                      CAMBRIDGE HOLDINGS, LTD.

                                                 NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

30, 1996, the Company paid its president $50,000 in bonuses for his efforts in consummating the sales of the properties.

The Company's president is a current member of the Board of Directors of a company in which investment securities are classified as available for sale and at June 30, 1997, the investments had an estimated fair value of $263,975.

9. SUPPLEMENTAL
   DISCLOSURES OF
   CASH FLOW
   INFORMATION

------------------------------------------------------------------------------
                                              1997          1996
------------------------------------------------------------------------------
Cash paid during year for:
  Interest                                  $   100       $ 44,000
  Income taxes                               49,000        162,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Company conveyed land valued at $356,660 to an LLC, in which they own a 50% interest, in exchange for a note receivable of the same amount.

10. SUBSEQUENT
    EVENTS

The Company purchased a parcel of raw land in Glenwood Springs, Colorado on July 15, 1997 with a purchase price of $925,000 and a mortgage of $675,000.
The land is currently being held for resale or possible commercial development.