Form 10QSB
period 1997-09-30
CAMBRIDGE HOLDINGS LTD
filed 1997-11-14
CIK 712757

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                           CAMBRIDGE HOLDINGS, LTD.
      (Exact name of small business issuer as specified in its charter)

         Colorado                                        84-0826695
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   1722 Buffehr Creek Road,
       Vail, Colorado                                      81657
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code         (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                              Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at November 7, 1997
Common Stock, $.025 par value                              3,388,400

                           CAMBRIDGE HOLDINGS, LTD.
                                 FORM 10-QSB

                              TABLE OF CONTENTS


Part I.  Financial Information........................................     3

Balance Sheets as of September 30, 1997 and June 30,1997. ............ 4 & 5

Statements of Income for the three month periods ended September 30,
1997 and September 30, 1996...........................................     6

Statements of Cash Flows for the three month periods ended September 30,
1997 and September 30, 1996...........................................     7

Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................  8-12

Part II.  Other Information...........................................    12

Signature Page........................................................... 13


                                 Form 10-QSB

                           CAMBRIDGE HOLDINGS, LTD.

                                 FORM 10-QSB

                              SEPTEMBER 30, 1997



                        PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended June 30, 1997.


                                 Form 10-QSB

                           CAMBRIDGE HOLDINGS, LTD.
                                BALANCE SHEET
                                 (Unaudited)

                                                     SEPTEMBER 30, JUNE 30,
                                                           1997        1997
      ASSETS
CURRENT:
  Cash and cash equivalents                           $1,503,895   $1,640,216
  Investment securities - available for sale             659,583      694,491
  Investment in Partnership                              101,278      101,278
  Notes receivable                                       375,000      425,000
  Prepaids and other                                     107,805      155,088

-----------------------------------------------------------------------------
Total current assets                                   2,747,561    3,016,073

-----------------------------------------------------------------------------
LONG-TERM ASSETS
  Other assets                                            46,664        3,007
  Notes receivable-related party                         723,053      356,660
  Real estate developments                               925,000      380,768

-----------------------------------------------------------------------------
                                                      $4,442,278   $3,756,508

-----------------------------------------------------------------------------


                                     Form 10-QSB

                               CAMBRIDGE HOLDINGS, LTD.
                                    BALANCE SHEET
                                     (Unaudited)

                                                       SEPTEMBER 30,  JUNE 30,
                                                            1997        1997
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                     $8,413      $13,223
  Deferred income taxes                                   50,000       50,000

-----------------------------------------------------------------------------
Total current liabilities                                 58,413       63,223

-----------------------------------------------------------------------------

LONG-TERM LIABILITIES                                    675,000            -

-----------------------------------------------------------------------------
                                                         733,413       63,223

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,388,400 shares issued and
  outstanding as of September 30, 1997 and
  June 30, 1997                                           84,791       84,710
  Additional paid-in capital                           3,177,904    3,174,785
  Retained earnings                                      347,886      358,509
  Net unrealized gain on investment securities
    available for sale                                    98,284       75,281

-----------------------------------------------------------------------------
Total stockholders' equity                             3,708,865    3,693,285

-----------------------------------------------------------------------------
                                                      $4,442,278   $3,756,508

-----------------------------------------------------------------------------

                                 Form 10-QSB

                           CAMBRIDGE HOLDINGS, LTD.
                           STATEMENTS OF OPERATION
                                 (unaudited)

                                          THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
REVENUES:
  Gains on sales of
    investment securities                      $5,730          $        -
  Interest and dividend income                 30,510              42,005

-------------------------------------------------------------------------
Total revenues                                 36,240              42,005

-------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
  administrative                               36,001              41,458
  Interest                                     10,862                  30

-------------------------------------------------------------------------
Total expenses                                 46,863              41,488

-------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                $(10,623)               $517

TAXES ON INCOME                                     -                   -

-------------------------------------------------------------------------
NET INCOME                                   $(10,623)               $517

-------------------------------------------------------------------------
NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE:                    nil                 nil

-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                        3,388,400           3,443,039

-------------------------------------------------------------------------


                                 Form 10-QSB

                           CAMBRIDGE HOLDINGS, LTD.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     THREE MONTHS      THREE MONTHS
                                                         ENDED            ENDED
                                                  SEPTEMBER 30, 1997 SEPTEMBER 30, 1996
OPERATING ACTIVITIES:
  Net income (loss)                                     $(10,623)              $517
  Adjustment to reconcile net income
    to cash provided by operating activities:
  Gain on sales of investment securities                  (5,730)
  Changes in operating assets and liabilities:
  Prepaids and other                                      47,283             (7,692)
  Accounts payable and accrued liabilities                (4,810)             8,039

-----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                              26,120                864

-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of investment securities                      (23,121)            (8,750)
  Proceeds from sales of investment
    securities                                            86,762                  -
  Net proceeds upon maturity of
    short term investments                                     -            755,807
  Collections on note receivable                          64,375             50,000
  Purchase of land                                      (925,000)                 -
  Purchase of automobile                                 (43,657)                 -

-----------------------------------------------------------------------------------
NET CASH PROVIDED (USED)
  IN INVESTING ACTIVITIES                               (840,641)           797,057

-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                          -                  -
  Proceeds from notes payable                            675,000                  -
  Proceeds from exercise of stock option                   3,200             10,773

-----------------------------------------------------------------------------------
Net cash provided by                                     678,200             10,773
      FINANCING ACTIVITIES
-----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                             (136,321)           808,694

CASH AND CASH EQUIVALENTS,
  beginning of period                                  1,640,216          1,304,273

-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                       $1,503,895         $2,112,967

-----------------------------------------------------------------------------------


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


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot has been conveyed to a limited liability company in which the Company is a member with a 50% interest. Each lot is being developed into a separate luxury residence.

The two lots purchased by the Company are known as Lot 2 and Lot 19, which were purchased for $357,000 and $366,000, respectively. In May 1997, the Company conveyed Lot 2 to CVC Lot 2 LLC for its purchase price of Lot 2, resulting in no gain or loss to the Company. CVC Lot 2 LLC is a limited liability company organized in Colorado in March 1997. The members of CVC Lot 2 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of CVC Lot 2 LLC and each of which has a 50% interest in the net profits and losses of CVC Lot 2 LLC. Zneimer Company, Inc. is the manager of CVC Lot 2 LLC. CVC Lot 2 LLC was formed for the limited purpose of developing, constructing and selling the residential dwelling upon Lot 2 unless otherwise agreed to by both members.

In May 1997, the Company conveyed Lot 2 to CVC Lot 2 LLC in consideration for a promissory note for $357,000 secured by a mortgage on the Lot 2 property. The note bears interest at the prime rate at the Firstbank of Avon, as changed from time to time, which commenced at 8.5%. The note is due on the earlier of sale of the property or December 31, 1998. CVC Lot 2 LLC has obtained a construction loan of $963,700 from the Firstbank of Avon, Colorado, which construction loan has been guaranteed by Zneimer Company, Inc. and its sole shareholder Edward J. Zneimer. The construction loan bears interest at the prime rate of the Firstbank of Avon as changed from time to time, which commenced at 8.5%. The construction loan matures on May 10, 1998 and is secured by a mortgage on the Lot 2 property. The mortgage held by the Company to secure its note made by CVC Lot 2 LLC has been subordinated to the construction loan. Zneimer Company, Inc. and Mr. Zneimer, individually, have guaranteed 50% of the principal amount of the note made by CVC Lot 2 LLC to the Company. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 2 LLC to develop and sell the Lot 2 property, Zneimer Company, Inc. has agreed with the Company to


                                 Form 10-QSB
purchase a 50% interest in the Company's note from CVC Lot 2 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 2 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 2 property.

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

In August 1997, the Company conveyed Lot 19 to CVC Lot 19 LLC for its purchase
price of Lot 19, resulting in no gain or loss to the Company.   CVC Lot 19 LLC
is a limited liability company organized in Colorado in March 1997. The members of CVC Lot 19 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of CVC Lot 19 LLC and each of which has a 50% interest in the net profits and losses of CVC Lot 19 LLC. Zneimer Company, Inc. is the manager of CVC Lot 19 LLC. CVC Lot 19 LLC was formed for the limited purpose of developing, constructing and selling a residential dwelling upon Lot 19 unless otherwise agreed by both members.

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


                                 Form 10-QSB

Resources LLC as the general contractor. The Lot 19 property is currently under construction and should be completed within the next year. The residence to be constructed will be a custom-designed single-family home similar to the home being constructed on Lot 2.

During the quarter ended September 30, 1997, the Company purchased raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. There is no prepayment penalty. The Company expects to enter into an arrangement with Zneimer Company, Inc. for possible commercial development of this property. The Company has not made a determination of what type of development will be undertaken on this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

For the three month period ended September 30, 1997, operating activities generated positive cash flow of $26,100. Prepaid expenses increased by approximately $47,300 in the three month period ended September 30, 1997. The Company sold investment securities during the three month period ended September
30, 1997 resulting in realized gains of $5,700.   Accounts payable and accrued
liabilities decreased by $4,800.

Cash used in investing activities was $840,600 during the three month period ended September 30, 1997, of which approximately $23,100 was used to purchase investment securities, approximately $86,800 was the net proceeds from sales of investment securities, and $64,400 was the collection of notes receivable. The Company purchased an automobile for $43,700. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on, transfer. As noted above, the Company purchased raw land in Colorado.

Financing activities during the three month period ended September 30, 1997 provided cash of $678,200 of which $3,200 was generated from the exercise of stock options net of repurchases and $675,000 was from the proceeds from a mortgage taken to buy raw land.

At September 30, 1997, the Company had cash and cash equivalents of $1,503,900 and working capital of $2,689,100. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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


                                 Form 10-QSB

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The Company's revenues for the three month period ended September 30, 1997 totaled approximately $36,200, consisting of interest on temporary cash and other money market instruments and, dividend receipts of $30,500 and realized gains on sales of investment securities of $5,700. Revenues for the three month period ended September 30, 1996 totaled approximately $42,000, which consisted of interest and dividend receipts.

During the three month periods ended September 30, 1997 and September 30, 1996, the Company incurred operating, general and administrative costs of
approximately $46,900 and $41,500, respectively.   The Company had losses for
the three month period ended September 30, 1997 of approximately $10,600 as compared with income before taxes of approximately $500 for the three month period ended September 30, 1996.

                         PART II.  OTHER INFORMATION


Not Applicable


                                     Form 10-QSB

                           CAMBRIDGE HOLDINGS, LTD.



                                 FORM 10-QSB

                              SEPTEMBER 30, 1997



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAMBRIDGE HOLDINGS, LTD.




November 13, 1997                      By:   /s/ Gregory Pusey
                                         ---------------------------------------
                                             Gregory Pusey
                                             President, Treasurer and Director


                                    Form 10-QSB
                                    Page 13 of 13