Form 10QSB
period 1997-12-31
CAMBRIDGE HOLDINGS LTD
filed 1998-02-13
CIK 712757

                 U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended DECEMBER 31, 1997
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ TO ______________

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

                                                  Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at February 7, 1998
Common Stock, $.025 par value                           3,398,400

                           CAMBRIDGE HOLDINGS, LTD.
                                  FORM 10-QSB

                              TABLE OF CONTENTS


Part I.  Financial
Information............................................................       3

Balance Sheets as of December 31, 1997 and June 30, 1997...............   4 & 5

Statements of Operations for the six month periods ended December 31,
1997 and December 31, 1996.............................................       6

Statements of Cash Flows for the six month periods ended December 31,
1997 and December 31, 1996.............................................       7

Management's Discussion and Analysis of Financial Condition and Results of
Operations.............................................................    8-12

Part II.  Other Information............................................      12

Signature Page.........................................................      13



                                  Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.

                                FORM 10-QSB

                             DECEMBER 31, 1997



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



                                Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.
                               BALANCE SHEET

                                                      DECEMBER 31,      JUNE 30,
                                                          1997            1997
                                                      (Unaudited)
    ASSETS
CURRENT:
  Cash and cash equivalents                            $  818,280     $1,640,216
  Investment securities - available for sale            1,241,238        694,491
  Investment in Partnership                               101,278        101,278
  Notes receivable                                        367,500        425,000
  Prepaids and other                                       69,092        155,088

--------------------------------------------------------------------------------
Total current assets                                    2,597,388      3,016,073

--------------------------------------------------------------------------------
LONG-TERM ASSETS
  Other assets                                             51,996          3,007
  Notes receivable-related party                          723,053        356,660
  Real estate developments                                925,000        380,768

--------------------------------------------------------------------------------
                                                       $4,297,437     $3,756,508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.
                               BALANCE SHEET

                                                      DECEMBER 31,      JUNE 30,
                                                          1997            1997
                                                      (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                  $   12,365     $   13,223
  Deferred income taxes                                    50,000         50,000

--------------------------------------------------------------------------------
Total current liabilities                                  62,365         63,223

--------------------------------------------------------------------------------
LONG-TERM LIABILITIES                                     673,128              -

--------------------------------------------------------------------------------
                                                          735,493         63,223

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,398,400 shares issued and
  outstanding as of December 31, 1997 and
  June 30, 1997                                            84,791         84,710
  Additional paid-in capital                            3,177,904      3,174,785
  Retained earnings                                       301,520        358,509
  Net unrealized gain (loss) on investment
     securities available for sale                        (2,271)         75,281

--------------------------------------------------------------------------------
Total stockholders' equity                              3,561,944      3,693,285

--------------------------------------------------------------------------------
                                                       $4,297,437     $3,756,508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.
                          STATEMENTS OF OPERATIONS
                                (unaudited)

                                THREE MONTHS   THREE MONTHS   SIX MONTHS      SIX MONTHS
                                   ENDED          ENDED          ENDED           ENDED
                               DEC. 31, 1997  DEC. 31, 1996  DEC. 31, 1997   DEC. 31, 1996
REVENUES:
  Gain (loss) on sales of
    investment securities       $  (17,106)     $  191,153    $  (11,376)     $  191,153
  Interest and dividend income      25,233          45,362        55,743          87,388
  Misc. Income                           -             577             -             577

----------------------------------------------------------------------------------------
 Total revenues                      8,127         237,092        44,367         279,118

----------------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
    administrative                  40,071          39,168        76,072          79,844
  Interest                          14,422               -        25,285              30

----------------------------------------------------------------------------------------
Total expenses                      54,493          39,168       101,357          79,874

----------------------------------------------------------------------------------------
INCOME BEFORE TAXES               $(46,366)       $197,924      $(56,990)       $199,244

TAXES ON INCOME                          -               -             -               -

----------------------------------------------------------------------------------------
NET INCOME                        $(46,366)       $197,924      $(56,990)       $199,244

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:            ($.01)           $.07         ($.02)           $.06

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            3,398,400       3,388,400     3,398,400       3,374,813

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------




                                Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS        SIX MONTHS
                                                      ENDED             ENDED
                                                DECEMBER 31, 1997  DECEMBER 31, 1996
OPERATING ACTIVITIES:
  Net income (loss)                                   $(56,990)         $199,244
  Adjustment to reconcile net income (loss)
    to cash provided by operating activities:
  Losses on sales of investment securities              11,376                 -
  Depreciation and amortization                              -               177
  Changes in operating assets and liabilities:
      Prepaids and other                                85,996           (45,573)
      Accounts payable and accrued liabilities            (858)            2,720

--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                            39,524           156,568

--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of land                                    (544,230)         (401,893)
  Purchase of investment securities                   (777,121)         (617,459)
  Proceeds from sales of investment
    securities                                         141,445           196,498
  Net proceeds upon maturity of
    short term investments                                   -         1,493,687
  Collections on note receivable                        57,500            50,000
  Note receivable-related party                       (366,393)
  Purchase of automobile                               (43,657)                -
  Purchase of fixed assets                              (5,332)                -

--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES                          (1,537,788)          720,833

--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                   (1,872)                -
  Proceeds from notes payable                          675,000                 -
  Proceeds from exercise of stock options                3,200            10,774

--------------------------------------------------------------------------------
Net cash provided by
  financing activities                                 676,328            10,774

--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                           (821,936)          888,175
CASH AND CASH EQUIVALENTS,
  beginning of period                                1,640,216         1,304,273

--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                     $  818,280        $2,192,448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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


                                 Form 10-QSB

In February, 1998 the Company entered into an agreement to loan CVC Lot 2 LLC up to $56,250 to pay for interest payments and other costs incurred to sell the Lot 2 property. The note bears interest at 12% per annum and is due on the earlier of the sale of Lot 2 or December 31, 1998. The Company's note is secured by a third mortgage on Lot 2, Zneimer Company, Inc.'s interest in CVC Lot 2, LLC and CVC Lot 19, LLC and is guaranteed by Zneimer Company, Inc. and Mr. Zneimer individually. As of the date of this document, the Company has advanced $15,000 to CVC Lot 2 LLC. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 2 LLC to develop and sell the Lot 2 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 2 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 2 LLC to develop and sell the Lot 2 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 2 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 2 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 2 property.

The Lot 2 property completed construction in early 1998. The general contractor was Integrated Resources LLC, which is owned and managed by Edward
J. Zneimer. The residence is a custom-designed single-family home featuring an open, multi-level floor plan with high ceilings and large covered porches overlooking the Tom Fazio designed Cordillera Valley Golf Club golf course.
The home includes five bedrooms, 4 1/2 baths, three fireplaces and an oversized three-car garage. The Lot 2 property has been listed for sale at $1,750,000.

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

In August 1997, the Company conveyed Lot 19 to CVC Lot 19 LLC in consideration for a promissory note for $366,000 secured by a mortgage on the Lot 19 property. The note bears interest at the prime rate at the Firstbank of Avon, as changed from time to time, which commenced at 8.5%. The note is due on the earlier of sale of the property or December 31, 1998. CVC Lot 19 LLC has obtained a construction loan of $1,019,000 from the Firstbank of Avon, Colorado, which construction loan has been guaranteed by Zneimer Company, Inc. and its sole shareholder Edward J. Zneimer. The construction loan bears


                                Form 10-QSB
interest at the prime rate of the Firstbank of Avon as changed from time to time, which commenced at 8.5%. The construction loan matures in 1998 and is secured by a mortgage on the Lot 19 property. The mortgage held by the Company to secure its note made by CVC Lot 19 LLC has been subordinated to the construction loan. Zneimer Company, Inc. and Mr. Zneimer, individually, have guaranteed 50% of the principal amount of the note made by CVC Lot 19 LLC to the Company. In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 19 LLC to develop and sell the Lot 19 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 19 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 19 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 19 property. CVC Lot 19 LLC has appointed Integrated Resources LLC as the general contractor. The Lot 19 property is currently under construction and should be completed prior to June 30, 1998. The residence to be constructed will be a custom-designed single-family home similar to the home constructed on Lot 2.

During the quarter ended December 31, 1997, the Company purchased raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. There is no prepayment penalty. The Company expects to enter into an arrangement with Zneimer Company, Inc. for possible commercial development of this property. The Company has not made a determination of what type of development will be undertaken on this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

For the six month period ended December 31, 1997, operating activities generated positive cash flow of $39,500. Prepaid expenses decreased by approximately $86,000 in the six month period ended December 31, 1997 primarily due to a refund of prepaid income tax. The Company sold investment securities during the six month period ended December 31, 1997 resulting in realized losses of $11,400. Accounts payable and accrued liabilities increased by $900.

Cash used in investing activities was $1,737,800 during the six month period ended December 31, 1997, of which approximately $777,100 was used to purchase investment securities, $366,400 was loaned to CVC #19, a related party, $141,400 was the net proceeds from sales of investment securities, and $57,500 was the collection of notes receivable. The Company purchased fixed assets for $49,000. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on, transfer. As noted above, the Company purchased raw land in Colorado.


                                Form 10-QSB

Financing activities during the six month period ended December 31, 1997 provided cash of $676,300 of which $3,200 was generated from the exercise of stock options net of repurchases, $675,000 was from the proceeds from a mortgage taken to buy raw land and $1,900 was principal payments against this mortgage.

At December 31, 1997, the Company had cash and cash equivalents of $818,300 and working capital of $2,535,023. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.


NEW ACCOUNTING PRONOUNCEMENTS

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

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, are not expected to be affected by implementation of this standard.


                               Form 10-QSB

RESULTS OF OPERATIONS.

SIX MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1996

The Company's revenues for the six month period ended December 31, 1997 totaled approximately $44,400, consisting of interest on temporary cash and other money market instruments and, dividend receipts of $55,743 offset by realized losses on sales of investment securities of $11,376. Revenues for the six month period ended December 31, 1996 totaled approximately $279,100, which consisted of interest and dividend receipts of $87,970 and realized gains of $191,200.

During the six month periods ended December 31, 1997 and December 31, 1996, the Company incurred operating, general and administrative costs of approximately $76,100 and $80,000, respectively. The Company had losses for the six month period ended December 31, 1997 of approximately $57,000 as compared with income before taxes of approximately $199,200 for the six month period ended December 31, 1996.

                  PART II.  OTHER INFORMATION


Not Applicable



                                Form 10-QSB

                          CAMBRIDGE HOLDINGS, LTD.



                                FORM 10-QSB

                             DECEMBER 31, 1997



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAMBRIDGE HOLDINGS, LTD.




February 14, 1998                  By:_________________________________________
                                          Gregory Pusey
                                          President, Treasurer and Director



                                Form 10-QSB
                               Page 13 of 13