Form 10-Q
period 1998-03-13
CAMBRIDGE HOLDINGS LTD
filed 1998-05-15
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 1998
( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ TO ______________

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

                            Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at May 15, 1998
      Common Stock, $.025 par value               3,398,400

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information...........................................     3

Balance Sheets as of March 31, 1998 and June 30, 1997.................... 4 & 5

Statements of Operations for the nine month periods ended March 31,
1998 and March 31, 1997..................................................     6

Statements of Cash Flows for the nine month periods ended March 31,
1998 and March 31, 1997..................................................     7

Management's Discussion and Analysis of Financial Condition and Results
of Operations............................................................  8-12

Part II.  Other Information..............................................    12

Signature Page...........................................................    13



                                   Form 10-QSB
                                  Page 2 of 13

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                 MARCH 31, 1998



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




                                   Form 10-QSB
                                  Page 3 of 13

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET

                                                     MARCH 31,       JUNE 30,
                                                       1998            1997
                                                   (Unaudited)
    ASSETS
CURRENT:
  Cash and cash equivalents                         $  805,852      $1,640,216
  Investment securities - available for sale         1,370,639         430,516
  Investment securities - available for
      sale related party                               211,183         263,975
  Investment in Partnership                            101,278         101,278
  Notes receivable                                      42,500         425,000
  Prepaids and other                                    34,613         155,088
  Notes receivable-related party                       755,266         356,660
  Real estate developments                             942,166         380,768

------------------------------------------------------------------------------
Total current assets                                 4,263,497       3,753,501
------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                          40,055           3,007

------------------------------------------------------------------------------
                                                    $4,303,552      $3,756,508

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                   Form 10-QSB
                                  Page 4 of 13

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET

                                                     MARCH  31,        JUNE 30,
                                                       1998              1997
                                                   (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                 $17,763          $13,223
  Deferred income taxes                                50,000           50,000

------------------------------------------------------------------------------
Total current liabilities                              67,763           63,223

------------------------------------------------------------------------------
LONG-TERM LIABILITIES                                 671,972                -

------------------------------------------------------------------------------
                                                      739,735           63,223

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized: 3,398,400 shares issued
  and outstanding as of March 31, 1998 and
  3,388,400 shares issued and outstanding as
  of June 30, 1997                                     84,791           84,710
  Additional paid-in capital                        3,177,904        3,174,785
  Retained earnings                                   262,809          358,509
  Net unrealized gain (loss) on investment
     securities available for sale                     38,313           75,281

------------------------------------------------------------------------------
Total stockholders' equity                          3,563,817        3,693,285

------------------------------------------------------------------------------
                                                   $4,303,552       $3,756,508

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                   Form 10-QSB
                                  Page 5 of 13

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      THREE MONTHS      THREE MONTHS       NINE MONTHS      NINE MONTHS
                                          ENDED             ENDED             ENDED            ENDED
                                      MAR. 31, 1998     MAR. 31, 1997     MAR. 31, 1998    MAR. 31, 1997
REVENUES:
  Gain (loss) on sales of
    investment securities             $          -        $  45,318          $ (11,376)       $ 236,471
  Interest and dividend income              14,857           36,350             70,600          123,744
  Misc. Income                                   -                -                  -              577

-------------------------------------------------------------------------------------------------------
Total revenues                              14,857           81,668             59,224          360,792

-------------------------------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
  administrative                            38,430           48,648            114,503          128,492
  Interest                                  15,137                -             40,421               30

-------------------------------------------------------------------------------------------------------
Total expenses                              53,567           48,648            154,924          128,522

-------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                       $(38,710)         $33,020           $(95,700)        $232,270

TAXES ON INCOME                                  -            5,000                  -           74,000

-------------------------------------------------------------------------------------------------------
NET INCOME                                $(38,710)         $28,020           $(95,700)        $158,270

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
BASIC AND DILUTED EARNINGS
   (LOSS) PER SHARE:                         ($.01)            $.01              ($.03)            $.05

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       3,398,400        3,388,400          3,398,400        3,379,507

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


                                   Form 10-QSB
                                  Page 6 of 13

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       NINE MONTHS        NINE MONTHS
                                                          ENDED              ENDED
                                                     MARCH 31, 1998     MARCH 31, 1997
OPERATING ACTIVITIES:
  Net income (loss)                                       $(95,700)           $232,270
  Adjustment to reconcile net income (loss)
    to cash provided by operating activities:
  Losses on sales of investment securities                  11,376                   -
  Depreciation and amortization                             11,942                 177
  Changes in operating assets and liabilities:
      Prepaids and other                                   120,475              (8,678)
Accounts payable and accrued liabilities                     4,540                (354)

---------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                52,633             223,415

---------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of land                                        (561,398)           (751,803)
  Purchase of investment securities                     (1,077,121)           (462,455)
  Proceeds from sales of investment
    securities                                             141,445             292,840
  Net proceeds upon maturity of
    short term investments                                       -           1,493,687
  Collections on note receivable                           382,500              50,000
  Purchase of convertible note                                   -            (325,000)
  Note receivable-related party                           (398,606)                  -
  Purchase of automobile                                   (43,657)                  -
  Purchase of fixed assets                                  (5,332)                  -

---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES                              (1,562,169)            297,269

---------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                       (3,028)                  -
  Proceeds from notes payable                              675,000                   -
  Proceeds from exercise of stock options                    3,200              10,774

---------------------------------------------------------------------------------------
Net cash provided by                                       675,172              10,774
      financing activities
---------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                               (834,364)            531,458
CASH AND CASH EQUIVALENTS,
  beginning of period                                    1,640,216           1,304,273

---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                         $  805,852          $1,835,731

---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                                   Form 10-QSB
                                  Page 7 of 13

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


LIQUIDITY AND CAPITAL RESOURCES
During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two unaffiliated sellers raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The two lots, known as Lot 2 and Lot 19, were purchased for $357,000 and $366,000, respectively. Each lot is being developed into a separate luxury residence.

In May 1997, the Company conveyed Lot 2 to CVC Lot 2 LLC for its purchase price of Lot 2, resulting in no gain or loss to the Company. CVC Lot 2 LLC is a limited liability company organized in Colorado in March 1997 for the limited purpose of developing, constructing and selling the residential dwelling on Lot
2. The members of CVC Lot 2 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of CVC Lot 2 LLC and has a 50% interest in the net profits and losses of CVC Lot 2 LLC. Zneimer Company, Inc. is the manager of CVC Lot 2 LLC.

CVC Lot 2 LLC paid the Company for Lot 2 by delivery of a promissory note for $357,000 secured by a mortgage on Lot 2. The note bears interest at the prime rate at the Firstbank of Avon, as charged from time to time (initially 8.5%, the "Prime Rate"). The note is due on the earlier of sale of the property or December 31, 1998. Zneimer Company, Inc., and Edward J. Zneimer and his wife Toby Zneimer, personally guaranteed 50% of the principal amount of the note. CVC Lot 2 LLC obtained from the Firstbank of Avon, Colorado, a construction loan of $963,700, which also has been guaranteed by Zneimer Company, Inc. and its sole shareholder, Mr. Zneimer. The construction loan bears interest at the prime rate, matures on May 10,1999 and is secured by a first mortgage on Lot 2.

In February, 1998 the Company agreed to loan CVC Lot 2 LLC up to $56,250 to pay for interest payments on the construction loan and other costs incurred to sell Lot 2. The loan bears interest at 12% per annum, is due on the earlier of the sale of Lot 2 or December 31, 1998. The loan is secured by a third mortgage on Lot 2, Zneimer Company, Inc.'s interests in CVC Lot 2, LLC and CVC Lot 19, LLC and the guaranty of Zneimer Company, Inc. and Mr. Zneimer individually. As of the date of this document, the Company has advanced $43,100 to CVC Lot 2 LLC pursuant to this loan.

                                   Form 10-QSB
                                  Page 8 of 13

In the event the capital contributions and proceeds of the construction loan are insufficient to enable CVC Lot 2 LLC to develop and sell Lot 2, Zneimer Company, Inc. has agreed to purchase a 50% interest in the $357,000 and the $56,250 notes at a purchase price equal to 50% of their original principal amounts, in which event the guarantees to the Company will be canceled. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 2 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to sell Lot 2.

Construction on Lot 2 was completed in early 1998. The general contractor was Integrated Resources LLC, which is owned and managed by Mr. Zneimer. The residence is a custom-designed single-family home featuring an open, multi-level floor plan with high ceilings and large covered porches overlooking the Tom Fazio designed Cordillera Valley Golf Club golf course. The home includes five bedrooms, 4 1/2 baths, three fireplaces and an oversized three-car garage. The Lot 2 property has been listed for sale at $1,750,000.

The transactions involving Lot 19 were substantially identical to those involving Lot 2 except that the entity to which Lot 19 was conveyed was CVC Lot 19 LLC, the amount paid for Lot 19 was $366,000 and the construction loan was for $1,019,000. Construction on Lot 19 is scheduled to be completed by June 30, 1998 and the listed price for the property is $1,798,000.

During the quarter ended March 31, 1998, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. There is no prepayment penalty. Although plans to build a condominium/office development on one acre of this property have been approved by the City of Glenwood Springs, subject to the fulfillment of certain conditions, a final decision regarding development of the project has not been made. In the event the Company determines to proceed with the project, it is anticipated that the Company will enter into an arrangement with Zneimer Company, Inc. to develop this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

For the nine month period ended March 31, 1998, operating activities generated positive cash flow of $52,600. Prepaid expenses decreased by approximately $120,500 in the nine month period ended March 31, 1998 primarily due to a refund of prepaid income tax. The Company sold investment securities during the nine month period ended March 31, 1998 resulting in realized losses of $11,400. The Company recorded depreciation on fixed assets of $11,900. Accounts payable and accrued liabilities increased by $4,500.

                                   Form 10-QSB
                                  Page 9 of 13

Cash used in investing activities was $1,562,200 during the nine month period ended March 31, 1998, of which approximately $1,077,100 was used to purchase investment securities, $561,400 was used to purchase land, $398,600 was loaned to CVC #19 LLC and CVC #2 LLC, both related parties, $141,400 was the net proceeds from sales of investment securities, and $382,500 was the collection of notes receivable. The Company purchased fixed assets for $49,000. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

Financing activities during the nine month period ended March 31, 1998 provided cash of $675,200 of which $3,200 was generated from the exercise of stock options net of repurchases, $675,000 was from the proceeds from a mortgage taken to buy raw land and $3,000 was principal payments against this mortgage.

At March 31, 1998, the Company had cash and cash equivalents of $805,900 and working capital of $4,195,700. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

NET INCOME (LOSS) PER SHARE

Through June 30, 1998 the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". Effective for the year that will end June 30, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

Options to purchase 160,000 shares of common stock were not included in the computation of diluted EPS because their effect was anti-dilutive for the nine months ended March 31, 1998. None of the options were exercised as of the date of this filing.

                                   Form 10-QSB
                                  Page 10 of 13

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


RESULTS OF OPERATIONS.

NINE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1997

The Company's revenues for the nine month period ended March 31, 1998 totaled approximately $59,200, consisting of interest on temporary cash on hand and other money market instruments and, dividend receipts of $70,600 offset by realized losses on sales of investment securities of $11,400. Revenues for the nine month period ended March 31, 1997 totaled approximately $360,800, which consisted of interest and dividend receipts of $123,700 and realized gains of $236,500.


                                   Form 10-QSB
                                  Page 11 of 13

During the nine month periods ended March 31, 1998 and March 31, 1997, the Company incurred operating, general and administrative costs of approximately $114,500 and $128,500, respectively. The Company had losses for the nine month period ended March 31, 1998 of approximately $95,700 as compared with income before taxes of approximately $158,300 for the nine month period ended March 31, 1997.

                           PART II. OTHER INFORMATION


Not Applicable.




                                   Form 10-QSB
                                  Page 12 of 13

                            CAMBRIDGE HOLDINGS, LTD.



                                  FORM 10-QSB

                                 MARCH 31, 1998



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CAMBRIDGE HOLDINGS, LTD.




May 15, 1998                       By:      /s/ Gregory Pusey
                                       --------------------------------------
                                        Gregory Pusey
                                        President, Treasurer and Director





                                   Form 10-QSB
                                  Page 13 of 13