Form 10KSB/A
period 1997-06-30
CAMBRIDGE HOLDINGS LTD
filed 1998-05-29
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates was approximately $557,588 on October 8, 1997.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at August 31, 1997
   Common Stock, $.025 par value                          3,398,400

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAMBRIDGE HOLDINGS, LTD.


Date: May 12, 1998                By:  /s/ Gregory Pusey
                                       --------------------------------------
                                        Gregory Pusey
                                        President and Treasurer

Item 7. Financial Statements

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



/s/ BDO Seidman LLP

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