Form 10KSB40
period 1998-06-30
CAMBRIDGE HOLDINGS LTD
filed 1998-10-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the annual period ended JUNE 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 1998
Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                84-0826695
 (State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

     1722 Buffehr Creek Road,                         81657
          Vail, Colorado                            (Zip Code)

       (Address of principal executive offices)
  Issuer's telephone number, including area code            (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $178,068 in revenues for the fiscal year ended June 30, 1998.

The aggregate market value of the voting stock held by non-affiliates was approximately $594,966 on October 6, 1998.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 31, 1998
Common Stock, $.025 par value                            3,398,400

Transitional Small Business Disclosure Format  Yes        No   X
                                                   -----     -----

                                     Part I

Item 1.   DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

During the fiscal year ended June 30, 1997, the Company purchased two undeveloped lots in the Vail, Colorado area. Each of these lots has been conveyed to a limited liability company. The Company is a member of each limited liability company, together with the Zneimer Company, Inc. an experienced real estate developer located in Vail. Each of the limited liability companies has developed a luxury residence for sale.

In July 1997 the Company purchased raw land in Glenwood Springs, Colorado for $925,000, including a mortgage note in the amount of $675,000. Originally management intended to develop the property into condominium/office units. However as no commitments were obtained, the Company determined not to proceed with construction. The Company has improved the lots by beginning some engineering.

At present, the Company is studying its options to either develop the property into condominium/office units, develop it in a different manner or to sell the property unimproved.

     (b) Business of the Company. During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers of raw land in an area known as Cordillera in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest. Each lot has been developed with a separate luxury residence.

The two lots purchased by the Company are known as Lot 2 and Lot 19, which were purchased for $357,000 and $366,000, respectively. CVC Lot 2 LLC and CVC Lot 19 LLC are limited liability companies organized in Colorado in March 1997. The members of CVC Lot 2 LLC and CVC Lot 19 LLC are the Company and Zneimer Company, Inc., each of which has contributed $1,000 to the capital of the LLC's and each of which has a 50% interest in the net profits and losses of the LLC's. Zneimer Company, Inc. is the manager of both LLC's. CVC Lot 2 LLC and CVC Lot 19 LLC were formed for the limited purpose of developing, constructing and selling a residential dwelling upon their lots unless otherwise agreed to by both members.

In May 1997, the Company conveyed Lot 2 to CVC Lot 2 LLC in consideration for a promissory note for $357,000 secured by a mortgage on the Lot 2 property. The note bears interest at the prime rate at the Firstbank of Avon, as changed from time to time, which commenced at 8.5%. The note is due on the earlier of sale of the property or December 31, 1998. CVC Lot 2 LLC has obtained a construction loan of $963,700 from the Firstbank of Avon, Colorado, which construction loan has been guaranteed by Zneimer Company, Inc. and its sole shareholder Edward J. Zneimer. The construction loan bears interest at the prime rate of the Firstbank of Avon as changed from time to time, which commenced at 8.5%. The construction loan matures on May 10, 1999 and is secured by a mortgage on the Lot 2 property. The mortgage held by the Company to secure its note made by CVC Lot 2 LLC has been subordinated to the construction loan. Zneimer Company, Inc. and Mr. Zneimer, individually, have guaranteed 50% of the principal amount of the note made by CVC Lot 2 LLC to the Company.

In February 1998, the Company entered an agreement to loan CVC Lot 2 LLC as much as $56,250, secured by a Third Mortgage Deed to provide additional capital required to complete the development and sale of the Lot 2 property. The loan earns interest at a rate of 12%. CVC Lot 2 LLC has subsequently borrowed the entire amount available of $56,250. Beginning in August 1998, the Company and Zneimer Company have contributed equally such additional capital required to complete the development and sale of the Lot 2 property in the form of unsecured loans, subject to a maximum of $100,000 each. The Company has contributed an additional $13,111 as of the date of this filing. In the event the additional capital contributions and proceeds of the construction loan are still insufficient to enable CVC Lot 2 LLC to sell the Lot 2 property, Zneimer Company, Inc. has agreed with the Company to purchase a 50% interest in the Company's note from CVC Lot 2 LLC at a purchase price equal to 50% of the original principal amount, in which event the guaranty to the Company will be canceled. As of the date of this filing, the Company has not exercised this option.

Construction on Lot 2 was completed in early 1998. The general contractor was Integrated Resources LLC, which is owned and managed by Mr. Zneimer. The residence is a custom-designed single-family home featuring an open, multi-level floor plan with high ceilings and large covered porches overlooking the Tom Fazio designed Cordillera Valley Golf Club golf course. The home includes four bedrooms, 4 1/2 baths, three fireplaces and an oversized three-car garage. The Lot 2 property has been listed for sale at $1,795,000. Due to the inability to sell the home to date, management anticipates making changes to the house to make it more saleable and is concerned that the anticipated profit may not be earned.

The transactions involving Lot 19 were substantially identical to those involving Lot 2 except that the entity to which Lot 19 was conveyed was CVC Lot 19 LLC, the amount paid for Lot 19 was $366,000 and the construction loan was for $1,019,000. An additional agreement was made between the Company and CVC #19 LLC in September 1998 in which the Company agreed to loan CVC Lot 19 LLC an additional $50,000, secured by a Third Mortgage Deed to provide additional capital required to complete the development and sale of the Lot 19 property. The loan earns interest at a rate of 12%. CVC Lot 19 LLC has not borrowed any funds as of the date of this filing. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 19 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 19 property. In September 1998, the Company and Zneimer Company each contributed $1,923 which is the only additional capital contributed thus far. Construction on Lot 19 was completed in 1998 and the listed price for the property is $1,795,000.

The lots are located in Cordillera Valley Club, a mountain golf community of 1 to 11-acre home sites and custom-designed residences, tennis courts, 15 miles of hiking and cross-country ski trails, a fly-fishing river, mountain bike and nature trails. The lots are being developed in a golf community planned with care for natural aesthetic values. Accordingly, the home sites in the community are being developed to minimize the impact of development upon the varied vegetation and indigenous wildlife unique to the area. Deer and elk grazing and calving areas have been carefully preserved along with native grasses, shrubs and trees. The home sites in the community have been planned to maximize mountain views, as well as the extensive aspen groves, forests of fir and spruce, and varied terrain of adjacent canyons and draws which is characteristic of the area.

Cordillera Valley Club is located in an area referred to as the "Upper Eagle Valley" which lies west of Vail. The Vail and Beaver Creek resorts are located 25 and 15 minutes away, respectively, by car from Cordillera. Vail was founded in 1962, and is now the nation's largest ski area by acreage of skiable terrain. The economy of the Upper Eagle Valley is based primarily upon the resort industry, with major revenues being derived from skiing, real estate concessions, restaurants, and short-term lodging. Cordillera is primarily a second home/resort community. As such, it may have a greater than average susceptibility to general economic conditions, and may be impacted by the cost, accessibility and continued desirability of area recreational facilities such as the Vail and Beaver Creek ski areas as well as the private golf facilities. In addition, there will be significant competition from other developers in Cordillera as well as other developments in the area, including some which are in close proximity to Cordillera. The impact of this competition cannot be assessed because future demand cannot be predicted with accuracy and the factors influencing the success of each development are speculative.

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. There is no prepayment penalty. Although management has improved the lots by beginning some engineering, a final decision regarding development of the project has not been made. In the event the Company determines to proceed with the project, it is anticipated that the Company will enter into an arrangement with Zneimer Company, Inc. to develop this property.

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

         COMPETITION. The investment and real estate business is highly competitive and the Company competes with numerous entities engaged in investment and real estate activities, many of which have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the quality of the investments, the geographic location of the property, the amount of new construction in the area and the design and appearance of the property. The Company's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Company's properties will also be competitive factors.

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

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 1998 and 1997 are as follows:


              Quarter Ended       High Bid    Low Bid
              ------------------  --------    -------
              June 30, 1998       $.28125     $.28125
              March 31, 1998      $.28125     $.28125
              December 31, 1997   $.40        $.25
              September 30, 1997  $.40        $.375
              June 30, 1997       $.375       $.375
              March 31, 1997      $.625       $.375
              December 31, 1996   $.625       $.50
              September 30, 1996  $.50        $.25

         At August 31, 1998 the number of holders of record of the Company's common stock was 1,064. No cash dividends were paid during the years ended June 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's cash and working capital positions were adequate at June 30, 1998. Cash on hand increased to approximately $1,674,500 at June 30, 1998 from $1,640,200 at June 30, 1997.

         For the period ended June 30, 1998, operating activities generated cash flow of $21,700 as compared to a negative cash flow of $170,900 for the year ended June 30, 1997. The Company created a provision for possible losses on investment securities of $102,000 and earned interest income on investment securities of $22,500 during the year ended June 30, 1998 compared to $0 for the year ended June 30, 1997. Gains from the sale of investment securities decreased from approximately $165,800 to $44,203 and depreciation increased from $178 in 1997 to $12,000 in 1998. Prepaid expenses and accounts receivable decreased by approximately $111,100 in the year ended June 30, 1998 primarily due to unsettled trades at June 30, 1997 of $81,500. Other accrued liabilities decreased by $830 in 1998.

         Cash provided by investing activities was approximately $13,600 during the year ended June 30, 1998 compared to $494,600 during the year ended June 30, 1997. Approximately $234,500 was used to purchase investment securities and $264,200 was used to purchase land. The Company purchased fixed assets for $47,500 and had an increase in notes receivable of $36,900. Cash provided from investing securities during fiscal 1998 was from the net proceeds from sales of investment securities of $214,100, and $382,500 was the collection of notes receivable. In the comparable period in 1997, cash provided from investing activities was from the maturity of short-term investments of $1,493,700 offset by an increase in notes receivable of $225,000 and investing in real estate developments of $737,400. The values of the land and securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

         Financing activities during the year ended June 30, 1998 used cash of approximately $1,000 of which $4,200 was principal payments on notes payable. Approximately, $3,200 was generated from the exercise of stock options.

         At June 30, 1998, the Company had cash and cash equivalents of $1,674,500 and working capital of $3,457,000. CVC Lot 2 LLC and CVC
Lot 19 LLC have incurred debt financing in the amounts of $963,725 and $1,019,331, respectively, for the construction of the luxury residential properties. In addition to the debt financing, the Company has loaned CVC Lot 2 LLC $69,400 to aid in completing and selling the residential property. Due to the inability to sell the homes to date, management anticipates making changes to the house to make them more saleable and is concerned that the anticipated profit may not be earned once sold. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

In July 1998 the Company purchased land in Glenwood Springs, Colorado for $925,000, including a mortgage note in the amount of $675,000. The Company is considering what development activities, if any, it will undertake on this land.

YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software will be upgraded during 1999 to be year 2000 compliant. The Company estimates that the cost of the upgrades will be approximately $1,000. The Company will review the status of the year 2000 issues with its financial institutions.

NEW ACCOUNTING PRONOUNCEMENTS

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after

June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

    The Company's revenues for the year ended June 30, 1998 totaled approximately $178,100, consisting of gains on the sale of securities of approximately $44,200 and interest and dividend income of $133,900. Revenues for the year ended June 30, 1997 totaled approximately $328,400, consisting of gains on the sale of securities of approximately $165,800 and interest and dividend income of $162,700. The registrant's dividend and interest income decreased primarily because of an increase in use of funds for real estate development in 1998.

    During the years ended June 30, 1998 and June 30, 1997, the Company incurred operating, general and administrative costs of approximately $167,000 and $176,000, respectively. The Company also incurred a write-down of impaired assets of $102,000 during 1998. The Company had a loss before taxes for the year ended June 30, 1998 of approximately $146,500 as compared with income before taxes of approximately $152,200 for the year ended June 30, 1997. The Company anticipates a tax benefit of $10,000 in 1998 as a result of the loss carryback to 1997.

INCOME TAXES

As discussed in Note 5 to the accompanying financial statements, the Company has $38,000 in deferred tax assets. A valuation allowance of $38,000 has been established for the net deferred tax assets arising from the allowance for losses on investments because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

Item 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-18.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants during the fiscal years ended June 30, 1997 and 1998.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS.


                          Date First
                            Elected            Principal Occupation
Name               Age     Director               and Employment
----               ---     --------               --------------
Gregory Pusey      46        1982       President, treasurer and director. Mr.
                                        Pusey is also the president of
                                        Livingston Capital, Ltd., a venture
                                        capital and business consulting firm,
                                        and an officer and director of Advanced
                                        Nutraceuticals, Inc., a manufacturer
                                        and supplier of nutritional
                                        supplements.

Donald E. Yager    73        1988       Secretary and director. Since 1968 Mr.
                                        Yager has served as President and
                                        Director of Yager Realty, Inc., a real
                                        estate agency and development company
                                        located in Westminster, Colorado, a
                                        suburb of Denver, Colorado.

John H. Altshuler  67        1991       Director. Dr. Altshuler is a medical
                                        doctor with a specialty in hematology.
                                        He maintains a laboratory and a private
                                        medical practice and serves as a medical
                                        consultant.

Scott Menefee      33        1993       Director. Mr. Menefee is a Real Estate
                                        Manager for Opus Northwest, LLC. a large
                                        commercial real estate development firm.
                                        Prior to his current position, he served
                                        as a Leasing Manager for Vector Property
                                        Services, LLC. From 1992 through early
                                        1997. Mr. Menefee was a Leasing Manager
                                        for Brookfield Development. Mr. Menefee
                                        graduated from Southern Methodist
                                        University with a MBA in 1989.

    The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's officers may be removed from their positions at any time by the Company's Board of Directors. Dr. Altshuler and Mr. Yager serve as members of the Option Committee (See Item 10). There are no family relationships among the directors of the Company except that Mr. Yager is the father-in -law of Mr. Pusey. During the fiscal year ended June 30, 1998, the Company's Board of Directors held one meeting in person or by consent.

    Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 1998.

Item 10. EXECUTIVE COMPENSATION.

    (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 1998 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                                                   SUMMARY COMPENSATION TABLE


                              Annual Compensation                          Awards              Payouts
                              -------------------                          ------              -------

                                                        Other
   Name and                                             Annual     Restricted                   LTIP        All Other
   Principal                 Salary                    Compensa-      Stock       Options      Payouts      Compensa-
   Position   Fiscal year    ($)(1)      Bonus (2)     tion        Awards ($)     (#)          ($)         tion ($)(3)
   --------   -----------    ------      ---------     --------    ----------     ------       ------      ----------
Gregory Pusey,
President        1998        60,000         -0-           -0-          -0-          -0-          -0-          5,994
                 1997        60,000         -0-           -0-          -0-          -0-          -0-         11,543
                 1996        40,000       50,000          -0-          -0-          -0-          -0-         14,128

    (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

    (2) The Company paid a bonus of $50,000 to Mr. Pusey in recognition of his contribution in locating for acquisition the Corporate Centre and for his efforts in improving that property for sale.

    (3) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 1998 is health insurance premiums of $3,853 and auto lease payments of $2,141 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 1997 is health insurance premiums of $5,789 and auto lease payments of $5,754. The amount shown for the year ended June 30, 1996 is health insurance premiums in the amount of $5,691 and auto lease payments of $8,437.

    (b) OPTION GRANTS TABLE; AGGREGATED OPTION EXERCISE AND FISCAL YEAR END OPTION TABLE; AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES; LONG-TERM INCENTIVE PLAN AWARDS TABLE.

         STOCK OPTIONS.

    The information concerning the grant of stock options under the Company's Non-Discretionary Stock Option Plan and its 1988 Stock Option Plan, to the executive officers is not applicable as Mr. Pusey was not granted any options in 1998, nor does he hold any options granted in prior years.

    STOCK OPTION PLAN. During the fiscal year ended June 30, 1989 the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan was designed to provide incentives for key employees of the Company. In September 1992, the shareholders approved an increase from 200,000 to 400,000 in the number of shares issuable pursuant to the 1988 Plan and the elimination of a provision of the 1988 Plan that limited the number of shares underlying options that could be granted to any one individual to 40,000 shares in a fiscal year. The 1998 Plan terminated in May 1998, except that previously granted options will remain outstanding until terminated in accordance with the individual option agreements.

    The 1988 Plan was administered by an Option Committee. The Board of Directors serves as the Option Committee with respect to options to employees who are not directors of the Company. With respect to options to employees who also are directors, however, the 1988 Plan was, on September 12, 1991, amended to comply with certain rules promulgated by the Securities and Exchange Commission to provide that the 1988 Plan is administered by a committee of two directors selected by the Board, each of whom shall not have received, within one year prior to his service on the Committee, options under the 1988 Plan or any other discretionary stock plan of the Company. During the year ended June 30, 1996, Dr. Altshuler and Mr. Yager served as members of the Option Committee with respect to options to employees who also were directors.

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

    NON-DISCRETIONARY STOCK OPTION PLAN. The Board of Directors adopted a Non-Discretionary Stock Option Plan pursuant to which the Company was authorized to grant options to purchase up to an aggregate of 250,000 shares of the Company's common stock. The Non-Discretionary Stock Option Plan became effective as of September 12, 1991 and is intended to reward non-employee directors for their participation and contributions to the Company. The Non-Discretionary Stock Option Plan terminated in September 1997. Outstanding options will remain exercisable in accordance with the terms of the individual option agreements.

    The Non-Discretionary Stock Option Plan provided that, as of the effective date, options to purchase 20,000 were granted shares to each non-employee director of the Company. Thereafter, at such time as a person becomes a non-employee director of the Company, the Company will grant that person options to purchase 20,000 shares of the Company's common stock. Dr. Altshuler and Mr. Yager were each granted options to acquire 20,000 shares at an exercise price of $.36 per share, the fair market value of the Company's common stock on the date of grant. However, upon his acceptance of his appointment as a director on October 23, 1993, Mr. Menefee and the Company agreed that he would be granted options to acquire 10,000 shares at an exercise price of $.28 per share. In addition, effective September 1 of each year, commencing 1992 and continuing through 1996; options to purchase an additional 10,000 shares have been granted options to acquire 10,000 shares on each September 1 on which he served as a director commencing on September 1, 1992 at an exercise price equal to fair market value of the Company's common stock on the dates the options were granted.

    Options granted pursuant to the Non-Discretionary Plan are exercisable in full effective as of the date of grant and expire three years from the date of grant, except that an option will expire, if not exercised, 90 days after the optionee ceases to be a director of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth ownership of the presently issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock as of September 17, 1998. The Company has only one class of capital stock, its $.025 par value common stock.


                                             Number of        Percent of
Beneficial Owner                               Shares            Class
----------------                               ------            -----
John H. Altshuler                              129,190            3.8%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                                   30,000            0.6%
971 Garfield Street
Denver, CO 80206 (5)

Gregory Pusey                                1,487,417           43.9%
1722 Buffehr Creek Road
Vail, CO 81657 (2)

Cede & Co.                                     203,469            6.0%
PO Box 222
New York, NY 10274

Donald E. Yager                                 60,000            1.8%
3200 W. 72nd Avenue
Westminster, CO 80030 (3)

E. Jeffrey Peierls                             307,824            9.1%
73 S. Holman Way
Golden, CO 80401 (4)

All officers and directors as a              1,994,431           58.9%
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

    As of June 30, 1998, Mr. Pusey was a member of the Board of Directors of, and a consultant for, Nutrition For Life International, Inc., a publicly held company. Mr. Pusey resigned his position on the Board in August 1998. At June 30, 1998 the Company held securities of Nutrition For Life International, in the amount of $66,116.

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

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                  INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-2

BALANCE SHEET AS OF JUNE 30, 1998                                   F-3 - F-4

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     JUNE 30, 1998 AND 1997                                               F-5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
     YEARS ENDED JUNE 30, 1998 AND 1997                                   F-6

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     JUNE 30, 1998 AND 1997                                         F-7 - F-8

SUMMARY OF ACCOUNTING POLICIES                                     F-9 - F-12

NOTES TO FINANCIAL STATEMENTS                                     F-13 - F-18


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Cambridge Holdings, Ltd.
Vail, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. at June 30, 1998, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



/S/ BDO Seidman, LLP

Denver, Colorado
September 14, 1998

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                                  BALANCE SHEET


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



JUNE 30,                                                                  1998
--------------------------------------------------------------------------------


ASSETS

CURRENT:
  Cash and cash equivalents                                       $  1,674,523
  Investment securities - available for sale, net of allowance
     for potential losses of $102,000 (Note 1)                         570,848
  Investment in partnership (Note 2)                                   101,278
  Notes receivable - related party (Note 3)                            774,303
  Convertible notes receivable (Note 4)                                 42,500
  Prepaids and other                                                    43,212
  Real estate developments (Note 6)                                    939,199
--------------------------------------------------------------------------------

Total current assets                                                 4,145,863

Other assets                                                            38,600
--------------------------------------------------------------------------------



                                                                  $  4,184,463
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                                                     STATEMENTS.

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                                  BALANCE SHEET
                                                                    (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


JUNE 30,                                                                  1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                            $      12,393
  Deferred income taxes (Note 5)                                         6,054
  Notes payable (Note 6)                                               670,789
--------------------------------------------------------------------------------

Total current liabilities                                              689,236
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 7):
  Common stock, $.025 par value; 15,000,000 shares
     authorized; 3,398,400 issued and outstanding                       84,960
  Additional paid-in capital                                         3,177,735
  Retained earnings                                                    221,992
  Net unrealized gain on securities
     available for sale (Note 1)                                        10,540
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           3,495,227
--------------------------------------------------------------------------------

                                                                 $   4,184,463
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                                                     STATEMENTS.

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                       STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



YEARS ENDED JUNE 30,                                      1998                1997
-----------------------------------------------------------------------------------

REVENUES:
  Net gain on sales of
   investment securities (Note 1)                 $     44,203        $    165,765
  Interest and dividend income                         133,865             162,678
-----------------------------------------------------------------------------------

Total revenues                                         178,068             328,443
-----------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and administrative               166,866             176,099
  Investment write-off                                 102,000                   -
  Interest expense                                      55,719                 100
-----------------------------------------------------------------------------------

Total expenses                                         324,585             176,199
-----------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                     (146,517)            152,244

INCOME TAX EXPENSE (BENEFIT) (Note 5)                  (10,000)             49,000
-----------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $   (136,517)       $    103,244
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE  $       (.04)       $        .03
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                       3,396,948           3,382,567
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                                                    STATEMENTS.

                                                       CAMBRIDGE HOLDINGS, LTD.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                Net Unrealized
                                                                                                Gain (Loss) on
                                              Common Stock          Additional                     Securities         Total
                                      ------------------------        Paid-in        Retained       Available      Stockholders'
YEARS ENDED JUNE 30, 1998 AND 1997        Shares        Amount        Capital        Earnings        For Sale         Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1996                 3,348,400    $   83,710    $  3,163,547    $    255,265   $    468,336     $   3,970,858

  Net income                                  -             -               -         103,244              -           103,244

  Shares issued from
     exercise of stock options           40,000         1,000          11,238               -              -            12,238

  Net unrealized loss on
     securities available
     for sale                                 -             -               -               -       (393,055)         (393,055)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1997                3,388,400        84,710       3,174,785         358,509         75,281         3,693,285

  Net loss                                                                           (136,517)             -          (136,517)

  Shares issued from
     exercise of stock options           10,000           250           2,950               -              -             3,200

  Net unrealized loss on
     securities available
    for sale (Note 1)                         -             -               -               -        (64,741)          (64,741)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998                3,398,400    $   84,960    $  3,177,735    $    221,992   $     10,540     $   3,495,227
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                                                     STATEMENTS.

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                       STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

YEARS ENDED JUNE 30,                                                1998                1997
---------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income (loss)                                         $   (136,517)       $    103,244
  Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Provision for possible losses                             102,000                   -
       Interest income paid in investment securities             (22,500)                  -
       Depreciation and amortization                              11,940                 178
       Gain on sale of investment securities                     (44,203)           (165,765)
  Changes in operating assets and liabilities:
     Prepaids and other                                          111,876            (118,590)
     Accrued liabilities and other                                  (830)             10,074
---------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities               21,766            (170,859)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property                                          (264,199)           (737,428)
  Proceeds from sale of short-term investments                         -           1,493,687
  Purchase of investment securities                             (234,453)           (602,066)
  Proceeds from sale of investment securities                    214,112             616,649
  Purchase of equipment and improvements                         (47,533)                  -
  Investments in notes receivable                                (36,875)           (225,000)
  Investments in partnerships                                          -            (101,278)
  Collections on note receivable                                 382,500              50,000
---------------------------------------------------------------------------------------------

Net cash provided by investing activities                         13,552             494,564
---------------------------------------------------------------------------------------------


                                                       CAMBRIDGE HOLDINGS, LTD.

                                                       STATEMENTS OF CASH FLOWS
                                                                     (CONTINUED)


---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


YEARS ENDED JUNE 30,                                           1998              1997
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                        (4,211)                -
  Proceeds from exercise of stock options                     3,200            12,238
--------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities          (1,011)           12,238
--------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             34,307           335,943

CASH AND CASH EQUIVALENTS, beginning of year              1,640,216         1,304,273
--------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                 $  1,674,523     $   1,640,216
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------



          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                                                     STATEMENTS.

                                                       CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BUSINESS The Company was incorporated on June 23, 1980 under the laws of the State of Colorado. On September 27, 1991, the Company acquired Corporate Centre, a three story office building located in Colorado Springs, Colorado. Corporate Centre was sold during the year ended June 30, 1997. The Company has purchased two undeveloped lots in the Cordillera Valley Club, located near Vail, Colorado and has contributed the properties to two separate limited liability companies (LLC's). With their partner in the LLC's, the Company has built a separate luxury residence on each parcel for resale. The Company also explores other business acquisitions, opportunities and investments.

CONCENTRATIONS OF   The Company's financial instruments that are exposed to
CREDIT RISK         concentrations of credit risk consist primarily of cash
                    balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

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

INVESTMENT          Investment securities classified as available for sale are
SECURITIES          those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

FAIR VALUE OF       Unless otherwise specified, the Company believes the
FINANCIAL           carrying value of financial instruments approximates their
INSTRUMENTS         fair value.

REVENUE             Interest and dividend income is recorded on the accrual
RECOGNITION         basis.  Gain (loss) on sales of securities is recognized at time of sale.

INVESTMENT IN       Investment in partnership are accounted for by the cost
PARTNERSHIP         method.

INVESTMENT IN LLC   Investments in LLCs are accounted for under the equity
                    method.

LONG-LIVED ASSETS   Long-lived assets are reviewed for impairment whenever
                    events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


INCOME TAXES        The Company follows the provisions of Statement of Financial
                    Accounting Standards No. 109 - Accounting for Income Taxes.
                    Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

NET INCOME          During fiscal 1998, the Company adopted SFAS No. 128, which
PER SHARE           provides for the calculation of "Basic" and "Diluted"
                    earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings are the same for all periods presented.

                    Options to purchase 160,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the year ended June 30, 1998.

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

                    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, "(SFAS No. 123) requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NEW ACCOUNTING      In June 1997, the Financial Accounting Standards Board
PRONOUNCEMENTS      issued Statement of Financial Accounting Standards No. 130,
                    Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

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

                    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated,

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    unless such information is not readily available.
                    Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

RECLASSIFICATIONS   Certain items included in the prior years' financial
                    statements have been reclassified to conform to current year presentation.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.  INVESTMENT      At June 30, 1998 the Company's market value of available for
    SECURITIES      sale securities consisted of:



                                                           Gross        Gross      Estimated
                                                        Unrealized   Unrealized       Fair
                                                Cost       Gains       Losses        Value
                    -------------------------------------------------------------------------
                    Common and
                      preferred stocks       $554,619   $   16,229     $   -       $570,848
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------



                    The Company realized net gains of $44,203 and $165,765 on the sale of investment securities for the years ended June 30, 1998 and 1997.

2.  INVESTMENT IN   The Company invested $100,000 for a 10% interest in a
    PARTNERSHIP     Partnership which entered into a bridge financing agreement with a third party in the year ended June 30, 1997. Under the terms of the financing arrangement, the partnership was to receive 8% interest on the amount advanced plus stock of the borrower. The amount was collateralized by assets of the third party. The advances were repaid to the partnership in 1998 and the Company received a distribution from the partnership of common shares of the third party.
                    The partnership has now invested in a venture capital fund.

3.  NOTES           In February 1997, the Company entered into agreements to
    RECEIVABLE      become a member of two limited liability companies with the
    RELATED PARTY   Zneimer Company, an experienced real estate developer in the
                    Vail, Colorado area. The Company and the Zneimer Company each hold a 50% interest in these companies, each of which will build a separate luxury residence in the Vail Valley for resale. In December 1996 the Company purchased raw land near Vail for $366,400. This land which is known as Cordillera Valley Club Lot #19 was conveyed to the limited liability company entitled CVC Lot 19, LLC in August 1997.
                    In January 1997 the Company purchased raw land near Vail known as Cordillera Valley Club Lot #2 for $356,700. This lot was conveyed to the liability company known as CVC Lot
                    2, LLC in May 1997. In both cases, the Company received a secured promissory note in an amount equal to the purchase price for the real estate plus expenses, which will be subordinate to the secured construction loan provided by a financial institution. The Zneimer Company and Mr. Zneimer personally guaranteed one half the original principal amount of the note to be issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


4.  CONVERTIBLE     The Company has invested in a convertible note receivable
    NOTES           with interest at 12% of $42,500.  The note is secured by
    RECEIVABLE      assets of the borrower.  The note is convertible into common stock of the borrower at the registration date.

5.  INCOME          Income taxes (benefit) consisted of the following:
    TAXES
    (BENEFIT)


                    YEARS ENDED JUNE 30,             1998          1997
                    ----------------------------------------------------
                    CURRENT
                     Federal                   $   (9,000)   $   41,000
                     State                         (1,000)        8,000
                    ----------------------------------------------------

                                               $  (10,000)   $   49,000
                    ----------------------------------------------------
                    ----------------------------------------------------


                    The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the net deferred tax liability and their approximate tax effects are as follows:



                    YEARS ENDED JUNE 30,                           1998        1997
                    ----------------------------------------------------------------

                    DEFERRED TAX ASSETS:
                     Allowance for losses on investments      $  38,000   $       -
                    ----------------------------------------------------------------

                     Net deferred tax assets                     38,000           -
                     Less valuation allowance                   (38,000)          -
                    ----------------------------------------------------------------

                     Net deferred tax assets                          -           -

                    DEFERRED TAX LIABILITIES -
                     Net unrealized gain on securities
                      available for sale                          6,054      50,000
                    ----------------------------------------------------------------
                    Net deferred taxes                        $   6,054   $  50,000
                    ----------------------------------------------------------------
                    ----------------------------------------------------------------


                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:



                    YEARS ENDED JUNE 30,                           1998          1997
                    ------------------------------------------------------------------
                    Income taxes computed at the federal
                     statutory rate                         $   (50,000)   $   41,000
                    State income taxes, net of federal
                     benefit                                     (5,000)        8,000
                    Increase in valuation allowance              38,000             -
                    Other                                        (7,000)            -
                    ------------------------------------------------------------------

                    Income tax expense (benefit)            $   (10,000)   $   49,000
                    ------------------------------------------------------------------
                    ------------------------------------------------------------------



6.  NOTES           The Company purchased a parcel of raw land in Glenwood
    PAYABLE         Springs, Colorado in July 1997.  The Company purchased the land for $925,000 with cash and a note for $675,000. The note bears interest at 9% and matures on July 15, 1999. The note also requires monthly payments of $5,431. The loan is collateralized by the parcel of raw land.

7.  STOCK OPTIONS   1988 STOCK OPTION PLAN

                    The Company's 1988 Stock Option Plan, as amended, has a maximum of 400,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The exercise term will not exceed five years from the date of the grant. The Plan expired in May 1998. Individual grants expire under the terms of the option agreements.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    NON-DISCRETIONARY STOCK OPTION PLAN

                    The Company's Non-Discretionary Stock Option Plan (the "Plan"), as amended, is intended to reward non-employee directors' contributions to the Company. The number of shares of common stock reserved for issuance pursuant to the Plan is 250,000. Pursuant to the terms of the Plan, on September 1 of each year, options to purchase an additional 10,000 shares will be granted to each non-employee director. The option price of shares under this Plan may not be less than the fair market value of common stock on the date of grant. The exercise term will expire three years from the date of grant. The Plan expired in September 1997. Individual grants of options expire under the terms of the option agreements.

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

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    A summary of the status of the Company's stock option plans and outstanding options as of June 30, 1998 and 1997 and changes during the years ending on those dates is presented below:



                                                                      1998                        1997
                    ------------------------------------------------------------------------------------

                                                                    Weighted                   Weighted
                                                                    Average                    Average
                                                    Range of        Exercise      Range of     Exercise
                                                     Shares         Price          Shares       Price
                    ------------------------------------------------------------------------------------

                    Outstanding, beginning
                     of year                         170,000     $  .52522        215,000    $   .39756

                         Granted                           -             -         30,000        .87500
                         Cancelled                         -             -        (35,000)       .28000
                         Exercised                    10,000        .32000        (40,000)       .30593
                    ------------------------------------------------------------------------------------

                    Outstanding, end of year         160,000     $  .53805        170,000    $   .52522
                    ------------------------------------------------------------------------------------
                    ------------------------------------------------------------------------------------

                    Options exercisable, end
                     of year                         160,000     $  .53805        170,000    $   .52522

                    Weighted average fair
                         value of options granted
                         during the year                         $       -                   $   .87500
                    ------------------------------------------------------------------------------------
                    ------------------------------------------------------------------------------------


                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    The following table summarizes information about stock options outstanding at June 30, 1998:


                                 Options Outstanding                        Options Exercisable
                    --------------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------------

                                                     Weighted
                                                      Average       Weighted                    Weighted
                     Range of         Number         Remaining       Average       Number        Average
                     Exercise      Outstanding      Contractual     Exercise     Exercisable    Exercise
                      Prices        at 6/30/98         Life           Price       at 6/30/98      Price
                    --------------------------------------------------------------------------------------
                    $  .32000         20,000               .16     $  .32000         20,000     $  .32000
                       .34375         10,000               .06        .34375         10,000        .34375
                       .87500         30,000               .69        .87500         30,000        .87500
                       .50000        100,000               .27        .50000        100,000        .50000
                    --------------------------------------------------------------------------------------

                     $.32000-
                      .87500         160,000            .81969     $  .53805        160,000     $  .53805
                    --------------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------------



8.  RELATED PARTY   The Company shares corporate office space and
    TRANSACTIONS    administrative staff with an affiliate of the Company.  The
                    Company paid its affiliate approximately $750 per month for these facilities and services.

                    The Company's president was a member of the Board of Directors of Nutrition for Life, Inc. ("NFL") in which investment securities are classified as available for sale and at June 30, 1998. The investments had an estimated fair value of $66,116. The Company's president has resigned from the Board of Directors of NFL in August 1998.

9.  SUPPLEMENTAL
    DISCLOSURES OF
    CASH FLOW
    INFORMATION


                                                            1998          1997
                    -----------------------------------------------------------
                    Cash paid during year for:
                      Interest                         $   55,532    $     100
                      Income taxes                              -       49,000
                    -----------------------------------------------------------
                    -----------------------------------------------------------


                    The Company's purchase of a parcel of land in Glenwood Springs included a mortgage note of $675,000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAMBRIDGE HOLDINGS, LTD.



Date: October 8, 1998           By:    /s/ Gregory Pusey
                                   --------------------------------------
                                     Gregory Pusey
                                     President, Treasurer and Director

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: October 8, 1998           By:    /s/ Gregory Pusey
                                   --------------------------------------
                                     Gregory Pusey
                                     President, Treasurer and Director

Date: October 8, 1998           By:    /s/ Donald E. Yager
                                   --------------------------------------
                                     Donald E. Yager
                                     Secretary and Director

Date: October 8, 1998           By:    /s/ John H. Altshuler
                                   --------------------------------------
                                     John H. Altshuler, Director

Date: October 8, 1998           By:    /s/ Scott Menefee
                                   --------------------------------------
                                     Scott Menefee, Director