Form 10QSB
period 1998-09-30
CAMBRIDGE HOLDINGS LTD
filed 1998-11-17
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1998

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

                                                       Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at November 5, 1998
    Common Stock, $.025 par value                    3,408,400

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.  Financial Information ...............................................3

Balance Sheets as of September 30, 1998 and June 30, 1998.................4 & 5

Statements of Operations for the three month periods ended September 30,
1998 and September 30, 1997 ..................................................6

Statements of Cash Flows for the three month periods ended September 30,
1998 and September 30, 1997 ..................................................7

Management's Discussion and Analysis of Financial Condition and Results
of Operations .............................................................8-12

Part II.  Other Information..................................................13

Signature Page ..............................................................14






                                  Form 10-QSB
                                  Page 2 of 14

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended June 30, 1998.

                                  Form 10-QSB
                                  Page 3 of 14

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEET



                                                    SEPTEMBER 30,        JUNE 30,
                                                        1998              1998
                                                     (Unaudited)
    ASSETS
CURRENT:
  Cash and cash equivalents                            $1,579,440      $1,674,523
  Investment securities - available for sale, net
     allowance for potential losses of $102,000           431,007         570,848
  Investment in Partnership                                    --         101,278
  Notes receivable-related party                          794,337         774,303
  Convertible notes receivable                             40,375          42,500
  Prepaids and other                                       41,520          43,212
  Real estate developments                                939,199         939,199
  Deferred Income Tax                                      48,000              --

---------------------------------------------------------------------------------
Total current assets                                    3,873,878       4,145,863

---------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                             35,396          38,600

---------------------------------------------------------------------------------
                                                       $3,909,274      $4,184,463
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------








                                   Form 10-QSB
                                  Page 4 of 14

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET


                                                    SEPTEMBER 30,        JUNE 30,
                                                        1998              1998
                                                     (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accrued liabilities                                $     9,146       $   12,393
  Deferred income taxes                                       --            6,054
  Notes Payable                                          669,579          670,789

----------------------------------------------------------------------------------
Total current liabilities                                678,725          689,236

----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

  Common Stock - $.025 par value, 15,000,000
  shares authorized: 3,408,400 shares
  issued and outstanding as of September 30, 1998
  and 3,398,400 shares issued and outstanding as
  of June 30, 1998                                        85,211           84,960
  Additional paid-in capital                           3,180,921        3,177,735
  Retained earnings                                       39,664          221,992
  Net unrealized gain (loss) on investment
     securities available for sale                       (75,247)          10,540

----------------------------------------------------------------------------------
Total stockholders' equity                             3,230,549        3,495,227

----------------------------------------------------------------------------------
                                                     $ 3,909,274       $4,184,463
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------




                                   Form 10-QSB
                                  Page 5 of 14

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           THREE MONTHS      THREE MONTHS
                                               ENDED           ENDED
                                       SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
REVENUES:
  Realized gains (losses) on
    sales of investment securities                --           $    5,730
  Unrealized Gains (losses) on
    securities held for trading          $   (41,151)                  --
  Loss on write-down of
     partnership investment                 (101,278)                  --
  Interest and dividend income                 9,386               30,510

--------------------------------------------------------------------------

Total revenues                              (133,043)              36,240

--------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
  administrative                              34,201               36,001
  Interest                                    15,084               10,862

--------------------------------------------------------------------------
Total expenses                                49,285               46,863

--------------------------------------------------------------------------

NET LOSS                                 $  (182,328)          $  (10,623)
OTHER COMPREHENSIVE INCOME,
    NET OF INCOME TAX:
  Unrealized holding gains (losses)          (85,787)              20,003

--------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)              $  (268,115)          $    9,380

--------------------------------------------------------------------------
--------------------------------------------------------------------------
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE:                      $      (.05)                 nil

--------------------------------------------------------------------------
--------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                       3,402,356            3,388,400

--------------------------------------------------------------------------
--------------------------------------------------------------------------


                                   Form 10-QSB
                                  Page 6 of 14

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS       THREE MONTHS
                                                              ENDED              ENDED
                                                         SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
OPERATING ACTIVITIES:
  Net income (loss)                                          $  (182,328)      $   (10,623)
  Adjustment to reconcile net income (loss)
    to cash provided by operating activities:
  Realized (Gains) Losses on sales of
    investment securities                                             --            (5,730)
  Unrealized loss on trading securities                           41,151                --
  Depreciation and amortization                                    3,205
  Loss on write-down of investments                              101,278                --
Changes in operating assets and liabilities:
      Prepaids and other                                           1,693            47,283
      Accounts payable and accrued liabilities                    (3,248)           (4,810)

--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                          (38,249)           26,120

--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of land                                                    --          (250,000)
  Purchase of investment securities                                   --           (23,121)
  Proceeds from sales of investment securities                        --            86,762
  Collections on note receivable                                   2,125            64,375
  Purchase of note receivable-related party                      (20,035)               --
  Purchase of automobile                                              --           (43,657)
  Decrease in value of trading securities                        (41,151)               --

--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES                                       (59,061)         (165,641)

--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                             (1,210)               --
  Proceeds from exercise of stock options                          3,437             3,200

--------------------------------------------------------------------------------------------
Net cash provided by
      financing activities                                         2,227             3,200

--------------------------------------------------------------------------------------------
DECREASE IN CASH                                                 (95,083)         (136,321)
CASH AND CASH EQUIVALENTS,
  beginning of period                                          1,674,523         1,640,216

--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                              $ 1,579,440       $ 1,503,895
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                   Form 10-QSB
                                  Page 7 of 14

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers of raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company which the Company is a member with a 50% interest. Each lot has been developed with a separate luxury residence.

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

                                   Form 10-QSB
                                  Page 8 of 14

In February 1998, the Company entered an agreement to loan CVC Lot 2 LLC as much as $56,250, secured by a Third Mortgage Deed to provide additional capital required to complete the development and sale of the Lot 2 property. The loan earns interest at a rate of 12%. CVC Lot 2 LLC has subsequently borrowed the entire amount available of $56,250. Beginning in August 1998, the Company and Zneimer Company have contributed equally such additional capital required to complete the development and sale of the Lot 2 property in the form of unsecured loans, subject to a maximum of $100,000 each. The Company has contributed an additional $27,763 as of the date of this filing.

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

Construction on Lot 2 was completed in early 1998 and modifications were undertaken in mid-1998. The general contractor was Integrated Resources LLC, which is owned and managed by Mr. Zneimer. The residence is a custom-designed single-family home featuring an open, multi-level floor plan with high ceilings and large covered porches overlooking the Tom Fazio designed Cordillera Valley Golf Club golf course. The home includes four bedrooms, 4 1/2 baths, three fireplaces and an oversized three-car garage. The Lot 2 property has been listed for sale at $1,595,000. Due to the inability to sell the home to date, management is in the process of making changes to the house to make it more saleable and is concerned that the anticipated profit may not be earned.

The transactions involving Lot 19 were substantially identical to those involving Lot 2 except that the entity to which Lot 19 was conveyed was CVC Lot 19 LLC, the amount paid for Lot 19 was $366,000 and the construction loan was for $1,019,000. An additional agreement was made between the Company and CVC #19 LLC in September 1998 in which the Company agreed to loan CVC Lot 19 LLC an additional $50,000, secured by a Third Mortgage Deed to provide additional capital required to complete the development and sale of the Lot 19 property. The loan earns interest at a rate of 12%. CVC Lot 19 LLC has not borrowed any funds as of the date of this filing. The Company and Zneimer Company, Inc. have agreed that they will each contribute such additional capital contributions to CVC Lot 19 LLC in the form of unsecured loans, subject to a maximum of $100,000 each, as may be required to complete the development and sale of the Lot 19 property. In September 1998, the Company and Zneimer Company each contributed $12,280 which is the only additional capital contributed thus far. Construction on Lot 19 was completed in 1998 and the listed price for the property is $1,595,000.

                                   Form 10-QSB
                                  Page 9 of 14

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

During the quarter ended September 30, 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on July 15, 1999. The Company anticipates either refinancing this loan upon maturity or selling the property to pay the mortgage. Plans to build a condominium/office development on one acre of this property have been developed and discussed with the City of Glenwood Springs, subject to the fulfillment of certain conditions, a final decision regarding development of the project has not been made. In the event the Company determines to proceed with the project, it is anticipated that the Company will enter into an arrangement with Zneimer Company, Inc. to develop this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

                                   Form 10-QSB
                                  Page 10 of 14

For the three month period ended September 30, 1998, operating activities used cash of $38,200. Prepaid expenses decreased by approximately $1,700 in the three month period ended September 30, 1998. The Company recorded depreciation on fixed assets of $3,200. Accounts payable and accrued liabilities decreased by $3,200.

The Company wrote-down the value of an investment which was determined to be worthless for $101,300. The Company is considering taking legal action to recover this investment, although no proceedings have started as of the date of this document. The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

Cash used for investing activities was $59,100 during the three month period ended September 30, 1998, of which approximately $20,035 was loaned to related parties, CVC #19 LLC and CVC #2 LLC and $2,125 was the collection of notes receivable. Cash decreased $41,200 related to value changes in trading securities.

Financing activities during the three month period ended September 30, 1998 provided cash of $2,200 of which $3,400 was generated from the exercise of stock options net of repurchases and $1,200 was principal payments on notes payable.

At September 30, 1998, the Company had cash and cash equivalents of $1,579,400 and working capital of $3,195,153. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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

                                   Form 10-QSB
                                  Page 11 of 14

Options to purchase 130,000 shares of common stock were not included in the compu- tation of diluted EPS because their effect was anti-dilutive for the three months ended September 30, 1998. None of the options were exercised as of the date of this filing.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1,1998, Cambridge Holdings, Ltd. adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The Company at the end of the quarter held securities classified as available-for-sale, which have unrealized losses of $129,301 before tax. The before tax and after tax amount for the securities held, as well as the tax (expense)/benefit of those securities held at September 30, 1998 and 1997 is presented below.


                                                           Tax
                                            Before       (Expense)/       After
Three months ended Sept. 30, 1998             Tax         Benefit          Tax
                                              ---         -------          ---
Unrealized holding losses                  $(139,841)      $54,054      $(85,787)
Reclassification adjustment for
  Gains/losses included in net income             --            --            --
                                           ---------       -------      --------
                                           $(139,841)      $54,054      $(85,787)
                                           ---------       -------      --------
                                           ---------       -------      --------



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

In February 1998, the FASB issued SFAS No. 132, "Employer' Disclosures about adopted Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                                   Form 10-QSB
                                  Page 12 of 14

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

RESULTS OF OPERATIONS.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 The Company's revenues for the three month period ended September 30, 1998 totaled approximately $9,400, consisting of interest on temporary cash on hand and other money market instruments. Revenues for the three month period ended September 30, 1997 totaled approximately $36,200, which consisted of interest income of $30,500 and realized gains of $5,700.

During the three month period ended September 30, 1998, the Company incurred a write-down of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $41,151 compared to $0 for the quarter ended September 30, 1997. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease in the value of the bonds is directly related to the decline in market conditions. Management does not feel that the first quarter results of operations are indicative of the expected full-year results as the partnership write-off is a one-time charge and it is expected that the market will recover.

During the three month periods ended September 30, 1998 and September 30, 1997, the Company incurred operating, general and administrative costs of approximately $49,300 and $46,900, respectively. The Company had losses before any income tax benefit for the three month period ended September 30, 1998 of approximately $182,300 as compared with $10,600 for the three month period ended September 30, 1997.

                           PART II. OTHER INFORMATION

Not Applicable.

                                   From 10-QSB
                                  Page 13 of 14

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CAMBRIDGE HOLDINGS, LTD.


November 16, 1998                   By: /s/ Gregory Pusey
                                       -------------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director

                                   Form 10-QSB
                                  Page 14 of 14