Form 10QSB
period 1998-12-31
CAMBRIDGE HOLDINGS LTD
filed 1999-02-16
CIK 712757

                      U.S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                    FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended DECEMBER 31, 1998
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ TO ______________

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

                                             Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at February 10, 1999
     Common Stock, $.025 par value                        3,081,407

                           CAMBRIDGE HOLDINGS, LTD.
                                  FORM 10-QSB

                               TABLE OF CONTENTS

Part I.  Financial Information.............................................      3

Balance Sheets as of December 31, 1998 and June 30, 1998...................  4 & 5

Statements of Operations for the six month periods ended December 31,
1998 and December 31, 1997.................................................      6

Statements of Cash Flows for the six month periods ended December 31,
1998 and December 31, 1997.................................................      7

Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................   8-11

Part II.  Other Information................................................     11

Signature Page.............................................................     12


                                    Form 10-QSB

                              CAMBRIDGE HOLDINGS, LTD.

                                    FORM 10-QSB

                                 DECEMBER 31, 1998



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











                                    Form 10-QSB
                                    Page 3 of 12

                              CAMBRIDGE HOLDINGS, LTD.
                                   BALANCE SHEET


                                                           DECEMBER 31,      JUNE 30,
                                                               1998            1998
                                                           (Unaudited)
    ASSETS
CURRENT:
  Cash and cash equivalents                                $1,520,939      $1,674,523
  Investment securities - available for sale, net
     allowance for potential losses of $102,000               414,640         570,848
  Investment in Partnership                                         -         101,278
  Notes receivable-related party                              835,560         774,303
  Convertible notes receivable                                 36,338          42,500
  Prepaids and other                                           41,520          43,212
  Real estate developments                                    939,199         939,199
  Deferred Income Tax                                          48,000               -
-------------------------------------------------------------------------------------
Total current assets                                        3,836,196       4,145,863
-------------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                                 32,192          38,600
-------------------------------------------------------------------------------------
                                                           $3,868,388      $4,184,463
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                                    Form 10-QSB
                                    Page 4 of 12

                              CAMBRIDGE HOLDINGS, LTD.
                                   BALANCE SHEET


                                                           DECEMBER 31,     JUNE 30,
                                                              1998            1998
                                                           (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                         $15,419         $12,393
  Deferred income taxes                                             -           6,054
  Notes Payable                                               668,341         670,789
-------------------------------------------------------------------------------------
Total current liabilities                                     683,760         689,236
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized: 3,408,400 shares issued and
  outstanding as of December 31, 1998 and
  3,398,400 shares issued and outstanding as
  of June 30, 1998                                             85,211          84,960
  Additional paid-in capital                                3,180,921       3,177,735
  Retained earnings                                           (24,538)        221,992
  Net unrealized gain (loss) on investment
     securities available for sale                            (56,966)         10,540
-------------------------------------------------------------------------------------
Total stockholders' equity                                  3,184,628       3,495,227
-------------------------------------------------------------------------------------
                                                           $3,868,388      $4,184,463
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                                    Form 10-QSB

                              CAMBRIDGE HOLDINGS, LTD.
                              STATEMENTS OF OPERATIONS
                                    (unaudited)

                                         THREE MONTHS     THREE MONTHS     SIX MONTHS     SIX MONTHS
                                             ENDED            ENDED          ENDED          ENDED
                                         DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1998   DEC. 31, 1997
REVENUES:
  Gain (loss) on sales of
    investment securities                     (1,242)         (17,106)          (1,242)       (11,376)
  Unrealized Gains (losses) on
     securities held for trading              12,222                -          (28,928)             -
  Loss on write-down of
     partnership investment                        -                -         (101,278)             -
  Interest and dividend income                 7,147           25,233           16,532         55,743
  Misc. Income                                                      -                               -
-----------------------------------------------------------------------------------------------------
Total revenues                                18,127            8,127         (114,916)        44,367
-----------------------------------------------------------------------------------------------------
EXPENSES:
  Operating, general, and
  administrative                              67,273           40,071          101,474         76,072
  Interest                                    15,056           14,422           30,140         25,285
-----------------------------------------------------------------------------------------------------
Total expenses                                82,329           54,493          131,614        101,357
-----------------------------------------------------------------------------------------------------
NET LOSS                                  $  (64,202)      $  (46,366)      $ (246,530)    $  (56,990)
OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
  Unrealized holding
        gains (losses)                        18,689                -          (67,098)             -
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)               $  (45,513)      $  (46,366)      $ (313,628)    $  (56,990)
-----------------------------------------------------------------------------------------------------
BASIC AND DILUTED INCOME (LOSS)
    PER COMMON SHARE:                          ($.01)           ($.01)           ($.09)         ($.02)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                       3,370,400        3,398,400        3,359,279      3,398,400
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                                    From 10-QSB

                              CAMBRIDGE HOLDINGS, LTD.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         SIX MONTHS      SIX MONTHS
                                                            ENDED           ENDED
                                                        DEC. 31, 1998   DEC. 31, 1997
OPERATING ACTIVITIES:
  Net income (loss)                                         $(246,530)       $(56,990)
  Adjustment to reconcile net income (loss)
    to cash provided by operating activities:
  Realized (gains) losses on sales of investment
    securities                                                  1,242          11,376
  Depreciation and amortization                                 6,406               -
  Loss on write-down of investments                           101,278               -
Changes in operating assets and liabilities:
      Prepaids and other                                        1,693          85,996
      Accounts payable and accrued liabilities                  3,026            (858)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                      (132,885)         39,524
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of land                                                  -        (544,230)
  Purchase of investment securities                           (97,905)       (777,121)
  Proceeds from sales of investment securities                131,311         141,445
  Collections on note receivable                                6,162          57,500
  Purchase of note receivable-related party                   (61,257)       (366,393)
  Purchase of automobile                                            -         (43,657)
  Purchase of fixed assets                                          -          (5,332)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES                                    (21,689)     (1,537,788)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                          (2,447)         (1,872)
  Proceeds from Note Payable                                        -         675,000
  Proceeds from exercise of stock options                       3,437           3,200
-------------------------------------------------------------------------------------
Net cash provided by                                              990         676,328
      financing activities
-------------------------------------------------------------------------------------
DECREASE IN CASH                                             (153,584)       (821,936)
CASH AND CASH EQUIVALENTS,
  beginning of period                                       1,674,523       1,640,216
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                            $1,520,939        $818,280
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                                    Form 10-QSB
                                    Page 7 of 12

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


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per Share. The tender offer was concluded in January 1999. The Company purchased 361,370 shares for a total of $162,617 in the tender offer.

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers of raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. It is presently unknown when these properties will be sold or what proceeds will be realized upon sale. Due to the delay on sale of these properties, the Company is likely to incur a loss in these transactions and may be constrained in its ability to engage in other transactions.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

For the six month period ended December 31, 1998, operating activities used cash of $132,900. Prepaid expenses decreased by approximately $1,700 in the six
month period ended December 31, 1998.   The Company recorded depreciation on
fixed assets of $6,400. Accounts payable and accrued liabilities decreased by $3,000.

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

                                    Form 10-QSB

Cash used for investing activities was $21,700 during the six month period ended December 31, 1998, of which approximately $61,300 was loaned to related parties, CVC #19 LLC and CVC #2 LLC, and $6,200 was received from the collection of notes receivable.

Financing activities during the six month period ended December 31, 1998 provided cash of $1,000 of which $3,400 was generated from the exercise of stock options net of repurchases and $2,400 of principal payments on notes payable.

At December 31, 1998, the Company had cash and cash equivalents of $1,521,000 and working capital of $3,152,436. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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

Options to purchase 130,000 shares of common stock were not included in the compu- tation of diluted EPS because their effect was anti-dilutive for the six months ended December 31, 1998. None of the options were exercised as of the date of this filing.

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


                                    Form 10-QSB

The Company at the end of the quarter held securities classified as available-for-sale, which have unrealized losses of $109,376 before tax. The before tax and after tax amount for the securities held, as well as the tax (expense)/benefit of those securities held at December 31, 1998 is presented below.

                                                            Tax
                                             Before      (Expense)/     After
                                               Tax         Benefit       Tax
                                               ---         -------       ---
Six months ended Dec. 31, 1998
Unrealized holding losses                   $(109,376)    $ 42,278    $(67,098)
Reclassification adjustment for
  Gains/losses included in net income               -            -           -
                                            ---------     --------    --------
                                            $(109,376)    $ 42,278    $(67,098)
                                            ---------     --------    --------
                                            ---------     --------    --------


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

                                    Form 10-QSB

YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem should not pose significant operational problems. The Company's accounting software program as well as other office software is expected to be upgraded during 1999 to be year 2000 compliant. The Company estimates that the cost of the upgrades will be approximately $1,000. The Company is expected to review the status of the year 2000 issues with its financial institutions.

RESULTS OF OPERATIONS.

SIX MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1997

The Company's revenues for the six month period ended December 31, 1998 totaled approximately $18,100 consisting of interest on temporary cash on hand and other money market instruments of $7,100, unrealized gains on securities held for trading of $12,200 offset by losses on sales of investment securities of $1,200. Revenues for the six month period ended December 31, 1997 totaled approximately $44,400, which consisted of interest and dividend receipts of $55,700 and realized losses of $11,400.

During the six month period ended December 31, 1998, the Company incurred a write-down of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $28,928 compared to $0 for the quarter ended December 31, 1997. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease in the value of the bonds is directly related to the decline in market conditions. Management does not believe that the six month results of operations are indicative of the expected full-year results as the partnership write-off is a one-time charge.

During the six month periods ended December 31, 1998 and December 31, 1997, the Company incurred operating, general and administrative costs of approximately $101,474 and $76,072 respectively. The Company had losses before any income tax benefit for the six month period ended December 31, 1998 of approximately $246,530 as compared with $56,990 for the six month period ended December 31, 1997.

                             PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per Share. The tender offer was concluded in January 1999. The Company purchased 361,370 shares for a total of $162,617 in the tender offer.


                                    Form 10-QSB
                                   Page 11 of 12

                              CAMBRIDGE HOLDINGS, LTD.



                                    FORM 10-QSB

                                 DECEMBER 31, 1998



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMBRIDGE HOLDINGS, LTD.



February 16, 1999                      By: /s/ Gregory Pusey
                                          --------------------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director





                                    Form 10-QSB
                                   Page 12 of 12