Form 10QSB
period 1999-03-31
CAMBRIDGE HOLDINGS LTD
filed 1999-05-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1999

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ TO _____________


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
                                                   Yes  X   No
                                                      -----   -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 23, 1999
Common Stock, $.025 par value                              3,080,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.  Financial Information..................................      3

Balance Sheets as of March 31, 1999 and June 30, 1998...........  4 & 5

Statements of Operations for the nine month periods ended
March 31, 1999 and March 31, 1998...............................      6

Statements of Cash Flows for the nine month periods ended
March 31, 1999 and March 31, 1998...............................      7

Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................   8-11

Part II.  Other Information.....................................     11

Signature Page..................................................     12


                                 Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                 MARCH 31, 1999

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



                                 Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET

                                                                  MARCH 31,            JUNE 30,
                                                                    1999                 1998
                                                                (Unaudited)
   ASSETS
CURRENT:
  Cash and cash equivalents                                     $ 1,360,711         $ 1,674,523
  Investment securities - available for sale, net
     allowance for potential losses of $102,000                     353,907             570,848
  Investment in Partnership                                               -             101,278
  Notes receivable-related party                                    864,872             774,303
  Convertible notes receivable                                       40,000              42,500
  Prepaids and other                                                 36,711              43,212
  Real estate developments                                          939,199             939,199
  Deferred Income Tax                                                48,000                   -
-----------------------------------------------------------------------------------------------
Total current assets                                              3,643,400           4,145,863
-----------------------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                                       34,896             38,600
-----------------------------------------------------------------------------------------------
                                                                $ 3,678,296         $ 4,184,463
-----------------------------------------------------------------------------------------------


                                 Form 10-QSB
                                 Page 4 of 12

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET

                                                                  MARCH 31,            JUNE 30,
                                                                    1999                 1998
                                                                (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                           $    13,002         $    12,393
  Deferred income taxes                                                   -               6,054
  Notes Payable                                                     667,076             670,789
-----------------------------------------------------------------------------------------------
Total current liabilities                                           680,078             689,236
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
  authorized: 3,080,870 shares issued and outstanding as
  of March 31, 1999 and 3,398,400 shares issued and
  outstanding as of June 30, 1998                                    75,652              84,960
  Additional paid-in capital                                      2,995,659           3,177,735
  Retained earnings                                                  44,360             221,992
  Net unrealized gain (loss) on investment
     securities available for sale                                 (117,453)             10,540
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                        2,998,218           3,495,227
-----------------------------------------------------------------------------------------------
                                                                $ 3,678,296         $ 4,184,463
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


                                 Form 10-QSB
                                 Page 5 of 12

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                 (unaudited)

                                       THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                           ENDED             ENDED             ENDED             ENDED
                                       MAR. 31, 1999     MAR. 31, 1998     MAR. 31, 1999     MAR. 31, 1998
REVENUES:
  Gain (loss) on sales of
    investment securities                    87,655                 -             86,413           (11,376)
  Unrealized Gains (losses) on
     securities held for trading              1,374                 -            (27,555)                -
  Loss on write-down of
     partnership investment                       -                 -           (101,278)                -
  Interest and dividend income               22,060            14,857             38,594            70,600
-----------------------------------------------------------------------------------------------------------
Total revenues                              111,089            14,857             (3,826)           59,224
-----------------------------------------------------------------------------------------------------------

EXPENSES:
  Operating, general, and
  administrative                             38,974            38,430            128,637           114,503
  Interest                                   15,028            15,137             45,168            40,421
-----------------------------------------------------------------------------------------------------------
Total expenses                               54,002            53,567            173,805           154,924
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                         $  57,087         $ (38,710)        $ (177,631)        $ (95,700)
OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
  Unrealized holding
    gains (losses)                           (4,948)                -            (72,046)                -
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)               $  52,139         $ (38,710)        $ (249,677)        $ (95,700)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE:                       $     .02         $    (.01)        $     (.08)        $    (.03)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                      3,157,629         3,398,400          3,302,031         3,398,400
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


                                 Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS         NINE MONTHS
                                                                    ENDED               ENDED
                                                                MAR. 31, 1999       MAR. 31, 1998
OPERATING ACTIVITIES:
  Net income (loss)                                             $  (177,631)        $    (95,700)
  Adjustment to reconcile net income (loss)
    to cash provided by operating activities:
  Realized (gains) losses on sales of investment
    securities                                                      (86,413)              11,376
    Depreciation and amortization                                    10,025               11,942
  Loss on write-down of investments                                 101,278                    -
Changes in operating assets and liabilities:
      Prepaids and other                                              6,502              120,475
      Accounts payable and accrued liabilities                          609                4,540
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                            (145,630)              52,633
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of land                                                        -             (561,398)
  Purchase of investment securities                                (140,124)          (1,077,121)
  Proceeds from sales of investment securities                      261,430              141,445
  Collections on note receivable                                      2,500              382,500
  Purchase of note receivable-related party                         (90,569)            (398,606)
  Purchase of automobile                                                  -              (43,657)
  Purchase of fixed assets                                           (6,322)              (5,332)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES                                           26,915           (1,562,169)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                (3,713)              (3,028)
  Proceeds from Note Payable                                              -              675,000
  Proceeds from exercise of stock options                             3,437                3,200
  Payments for repurchases of stock                                (194,821)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in)                                     (195,097)             675,172
      financing activities
-------------------------------------------------------------------------------------------------
DECREASE IN CASH                                                   (313,812)            (834,364)
CASH AND CASH EQUIVALENTS,
  beginning of period                                             1,674,523            1,640,216
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                                 $ 1,360,711         $    805,852
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


                                 Form 10-QSB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from those contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per Share. The tender offer was concluded during the quarter ended March 31, 1999. The Company purchased 382,370 shares for a total of $172,066 in the tender offer.

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. It is presently unknown when these properties will be sold or what proceeds will be realized upon sale. Due to the delay on sale of these properties, the Company is likely to incur a loss in these transactions and may be constrained in its ability to engage in other transactions.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other type of business transactions. The Company does not intend to limit its search to companies in real estate activities.

For the nine month period ended March 31, 1999, operating activities used cash of $145,600. Prepaid expenses decreased by approximately $6,500 in the nine month period ended March 31, 1999. The Company recorded depreciation on fixed assets of $10,000. Accounts payable and accrued liabilities increased by $600.

The Company wrote-down the value of an investment which was determined to be worthless for $101,300. The Company is considering taking legal action regarding this investment; however the recovery of any amounts is uncertain.

The prices of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

                                 Form 10-QSB
                                 Page 8 of 12

Cash provided by investing activities was $26,900 during the nine month period ended March 31, 1999, of which approximately $90,600 was loaned to related parties, CVC #19 LLC and CVC #2 LLC, and $2,500 was received from the collection of notes receivable.

Financing activities during the nine month period ended March 31, 1999 used cash of $195,100 of which $3,400 was generated from the exercise of stock options net of repurchases and $3,700 was used for principal payments on notes payable. The Company repurchased 382,370 shares of its stock for a total of $172,100 and incurred costs related to the repurchase of $22,700.

At March 31, 1999, the Company had cash and cash equivalents of $1,360,700 and working capital of $2,963,300. The Company believes that its working capital is adequate for its currently anticipated real estate expenditures. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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

Options to purchase 160,000 shares of common stock were not included in the computation of diluted EPS because their effect was anti-dilutive for the nine months ended March 31, 1999. None of the options were exercised as of the date of this filing.

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

                                 Form 10-QSB

The Company at the end of the quarter held securities classified as available-for-sale, which have unrealized losses of $117,453 before tax. The before tax and after tax amount for the securities held, as well as the tax (expense)/benefit of those securities held at March 31, 1999 is presented below.

                                                                  Tax
                                                  Before        (Expense)/    After
Nine months ended March 31, 1999                    Tax           Benefit      Tax
                                                  ------        ----------    -----
Unrealized holding losses                        $(117,453)     $ 45,407     $(72,046)
Reclassification adjustment for
  Gains/losses included in net income                    -             -            -
                                                 ----------     --------     ---------
                                                 $(117,453)     $ 45,407     $(72,046)
                                                 ----------     --------     ---------
                                                 ----------     --------     ---------


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

                                 Form 10-QSB
                                Page 10 of 12

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

RESULTS OF OPERATIONS.

NINE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1998

The Company's revenues for the three month period ended March 31, 1999 totaled approximately $111,100 consisting of interest on temporary cash on hand and other money market instruments of $22,100, unrealized gains on securities held for trading of $1,400 and gains on sales of investment securities of $87,600. Revenues for the three month period ended March 31, 1998 totaled approximately $14,900, which consisted of interest and dividend receipts.

During the nine month period ended March 31, 1999, the Company incurred a write-down of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $27,600 compared to $0 for the nine months ended March 31, 1998. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease in the value of the bonds is directly related to the decline in market conditions. Management does not believe that the nine month results of operations are indicative of the expected full-year results as the partnership write-off is a one-time charge.

During the nine month periods ended March 31, 1999 and March 31, 1998, the Company incurred operating, general and administrative costs of approximately $128,600 and $114,500 respectively. The Company had losses before any income tax benefit for the nine month period ended March 31, 1999 of approximately $177,600 as compared with $95,700 for the nine month period ended March 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per Share. The tender offer was concluded in the quarter ended March 31, 1999. The Company purchased 382,370 shares for a total of $172,066 in the tender offer.

                                 Form 10-QSB
                                 Page 11 of 12

                             CAMBRIDGE HOLDINGS, LTD.

                                  FORM 10-QSB

                                 MARCH 31, 1999



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMBRIDGE HOLDINGS, LTD.


May 12, 1999                           By: /s/ Gregory Pusey
                                          ---------------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director


                                 Form 10-QSB
                                 Page 12 of 12