Form 10KSB40
period 1999-06-30
CAMBRIDGE HOLDINGS LTD
filed 1999-10-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the annual period ended JUNE 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 1999
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $202,479 in revenues for the fiscal year ended June 30, 1999.

The aggregate market value of the voting stock held by non-affiliates was approximately $741,386 on September 24, 1999.

                                  Page 1 of 16
                                     10-KSB

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 31, 1999
 Common Stock, $.025 par value                             3,029,870

Transitional Small Business Disclosure Format  Yes     No  X
                                                  ---     ---
                                     Part I

Item 1.   DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

     During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. Construction on the properties were completed in early 1998. It is presently unknown when these properties will be sold or what proceeds will be realized upon sale. Due to the delay on sale of these properties, the Company has agreed to rent the CVC Lot 19 house until a buyer is found. Management has rented the CVC Lot 19 home commencing on September 1, 1999 at a monthly rental fee of $5,700, net of commission. The delay on the sale of these properties is likely to cause the LLC's to incur a loss in these transactions and may cause the Company to be constrained in its ability to engage in other transactions.

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

                                  Page 2 of 16
                                     10-KSB

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on January 15, 2000. The Company paid $300,000 on this mortgage in July 1999. Although management has commenced some preliminary engineering it is decided at this time to resell the properties. In the event the Company determines to proceed with the project, it is anticipated that the Company will enter into an arrangement with Zneimer Company, Inc. to develop this property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting an other fees before the Company is able, if at all, to acquire other real estate interests or businesses outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, income potential. The Company has no limitations on the percentage of assets which may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

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

                                  Page 3 of 16
                                     10-KSB

Item 2.    DESCRIPTION OF PROPERTIES.

           The Company's administrative activities are conducted at the Company's corporate headquarters located in Vail, Colorado in space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for rent and certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

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

PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 1999 and 1998 are as follows:

         Quarter Ended                 High Bid                Low Bid
         -------------                 --------                -------
         June 30, 1999                 $.47                    $.47
         March 31, 1999                $.47                    $.45
         December 31, 1998             $.45                    $.34375
         September 30, 1998            $.34375                 $.28125
         June 30, 1998                 $.28125                 $.28125
         March 31, 1998                $.28125                 $.28125
         December 31, 1997             $.40                    $.25
         September 30, 1997            $.40                    $.375

                                  Page 4 of 16
                                     10-KSB

          At September 20, 1999 the number of holders of record of the Company's common stock was 990. No cash dividends were paid during the years ended June 30, 1999 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 1999, the Company had cash and cash equivalents of $194,400 and working capital of $3,114,600. CVC Lot 2 LLC and CVC Lot 19 LLC (the "LLC's") have incurred debt financing in the amounts of $1,041,600 and $1,063,100, respectively, for the construction of the luxury residential properties. In addition to the debt financing, the Company has loaned CVC Lot 2 LLC $109,300 and CVC Lot 19 LLC $65,900 to aid in completing and selling the residential property. Commencing on September 1, 1999 the CVC #19 home is being rented at a monthly rental fee of $5,700 net of commission. Due to the inability to sell the homes to date, management anticipates making changes to the houses to make them more saleable and believes that the LLC's will realize a loss once sold. However, management is unsure whether the proceeds received by the LLC's from the sale of the luxury residential properties will be sufficient to allow the Company to fully realize the $905,636 (at June 30, 1999) in notes receivable from the LLC's.

     In July 1997 the Company purchased land in Glenwood Springs, Colorado for $925,000, including a mortgage note in the amount of $675,000. The Company made a principal payment of $300,000 on the mortgage note in July 1999. The remaining balance of $365,782 is due January 15, 2000. The property is currently available for resale.

     During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per share. The tender offer was concluded during the quarter ended March 31, 1999. The Company purchased 378,530 shares for a total of $170,338 in the tender offer.

     For the period ended June 30, 1999, operating activities generated a negative cash flow of $186,200 as compared to a positive cash flow of $21,800

                                  Page 5 of 16
                                     10-KSB
for the year ended June 30, 1998. The Company had interest income paid on investment securities of $77,800 and $22,500 during the years ended June 30, 1999 and June 30, 1998, respectively. The Company wrote-down the value of two investments which were determined to be worthless for $206,300 during the year ended June 30, 1999. The Company wrote off investment securities of $102,000 during the year ended June 30, 1998. Gains from the sale of investment securities increased from approximately $44,200 to $101,400 and depreciation increased from $11,900 in 1998 to $17,800 in 1999. In 1999 the Company recorded a $44,000 deferred tax asset to reflect capital loss carrybacks which will be realizable through a carry back to previous year's capital gains. Prepaid expenses and other increased by $7,100 in the year ended June 30, 1999. Other accrued liabilities increased by $2,400 in 1999.

     Cash used in investing activities was approximately $1,099,300 during the year ended June 30, 1999 compared to cash provided from investing activities of $13,600 during the year ended June 30, 1998. Approximately $1,913,200 was used to purchase investment securities during the year ended June 30, 1999 compared to $234,500 in 1998. No land was purchased during 1999, but $264,200 was used to purchase land in 1998. The Company purchased fixed assets for $6,300 and $47,500 in the years ended June 30, 1999 and June 30, 1998, respectively and had an increase in investments in notes receivable from $36,900 to $131,300. Cash provided from investing activities during fiscal 1999 was from the proceeds from sales of investment securities of $909,100 and $42,500 was the collection of notes receivable. In the comparable period in 1998, cash provided from investing activities was from proceeds from sales of investment securities of $214,100 and $382,500 was the collection of notes receivable. The values of the land and securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

     Financing activities during the year ended June 30, 1999 used cash of approximately $194,700, including $170,300 in payments to repurchase stock and $22,800 of costs incurred in connection with the tender offer. Cash used in financing activities during the year ended June 30, 1998 totaled $1,000. Of this total, $4,200 was principal payments on notes payable compared to $5,000 in 1999 offset by cash generated from the exercise of stock options of $3,400 in 1999 and $3,200 in 1998.

     YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software will be upgraded during 1999 to be year 2000 compliant. The Company estimates that the cost of the upgrades will be

                                  Page 6 of 16
                                     10-KSB
approximately $1,000. The Company has reviewed the status of the year 2000 issues with its financial institutions.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     The Company's revenues for the year ended June 30, 1999 totaled approximately $202,500, consisting of gains on the sale of securities of approximately $101,400 and interest and dividend income of $101,100. Revenues for the year ended June 30, 1998 totaled approximately $178,100, consisting of net gains on the sale of securities of approximately $44,200 and interest and dividend income of $133,900. The Company's dividend and interest income decreased primarily because of an increase in use of funds for real estate development and investments in bond funds in 1999. The Company's net realized gains on sales of investment securities and cash equivalents increased primarily as a result of the sale of common stock received with convertible notes and the sale of various other investment securities.

During the years ended June 30, 1999 and June 30, 1998, the Company incurred operating, general and administrative costs of approximately $175,400 and $166,900, respectively. The Company also incurred a write-down of impaired assets of $206,300 and $102,000 during 1999 and 1998 respectively. During the year ended June 30, 1999, the Company wrote off its investment in a partnership totaling $101,300 as it has not been repaid under the terms of the bridge loan agreement and collection is doubtful. The Company has filed suit against the general partner of the partnership to collect its investment. The Company had a loss before taxes for the year ended June 30, 1999 of approximately $239,300 as compared with a loss before taxes of approximately $146,500 for the year ended June 30, 1998. The Company anticipates a tax benefit of $57,000 and $10,000 in 1999 and 1998 respectively, as a result of the carryback of capital losses to 1996.

INCOME TAXES
As discussed in Note 4 to the accompanying financial statements, the Company has $83,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which capital losses will be carried back to previous tax filings and allow the Company to realize a $44,000 tax benefit. A valuation allowance of $39,000 has been established for the remainder of the net deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

                                  Page 7 of 16
                                     10-KSB

Item 7.   FINANCIAL STATEMENTS.
          See pages F-1 through F-20.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in accountants during the fiscal years ended June 30, 1999 and 1998.

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                             Date First
                              Elected               Principal Occupation
Name                  Age     Director                 and Employment
----                  ---     --------                 --------------
Gregory Pusey         47        1982         President, treasurer and director. Mr. Pusey is also the president of Livingston
                                             Capital, Ltd., a venture capital and business consulting firm, and an officer and director of Advanced Nutraceuticals, Inc., a company organized to do business in the nutritional supplement industry. Mr. Pusey  was a consultant and at times a director of Nutrition for Life International from 1986 to 1998.  Mr. Pusey graduated from
                                             Boston College in 1974 with a BS in finance.

Donald E. Yager       74        1988         Secretary and director.  Since 1968 Mr. Yager has served as President and Director of
                                             Yager Realty, Inc., a real estate agency and development company located in
                                             Westminster, Colorado, a suburb of Denver, Colorado.

John H. Altshuler     68        1991         Director.  Dr. Altshuler is a medical doctor with a specialty in hematology.  He maintains a laboratory and a private medical practice and has served as a medical consultant since 1965.  Dr. Altshuler graduated from

                                  Page 8 of 16
                                     10-KSB


                                             McGill University in 1959 with a doctorate in medicine.

Scott Menefee         34        1993         Director.  Mr. Menefee is a Real Estate Manager for Opus Northwest, LLC. a large
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

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's officers may be removed from their positions at any time by the Company's Board of Directors. Dr. Altshuler and Mr. Yager serve as members of the Option Committee (See Item 10). There are no family relationships among the directors of the Company except that Mr. Yager is the father-in-law of Mr. Pusey. During the fiscal year ended June 30, 1999, the Company's Board of Directors held three meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 1999.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 1999 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.


                                  Page 9 of 16
                                     10-KSB

                           Summary Compensation Table

                              Annual Compensation                         Awards              Payouts
                              -------------------                         ------              -------
                                                         Other
   Name and                                             Annual     Restricted                  LTIP        All Other
   Principal                 Salary                    Compensa-      Stock      Options      Payouts      Compensa-
   Position   Fiscal Year    ($)(1)       Bonus          Tion      Awards ($)      (#)          ($)       Tion ($)(2)
   --------   -----------    ------       ------         ----      ----------      ---          ---       -----------
Gregory Pusey,
President        1999        60,000         -0-           -0-          -0-         -0-          -0-          4,924
                 1998        60,000         -0-           -0-          -0-         -0-          -0-          5,993
                 1997        60,000         -0-           -0-          -0-         -0-          -0-         11,543

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

     (2) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 1999 is health insurance premiums of $4,924 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 1998 is health insurance premiums of $3,852 and auto lease payments of $2,141. The amount shown for the year ended June 30, 1997 is health insurance premiums in the amount of $5,789 and auto lease payments of $5,754.

     (b)  OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1999.

                                          % of Total
                                            Options
                                          Granted to           Exercise or
                         Options      Employees/Directors      Base Price
Name                   Granted (#)      in Fiscal Year           ($/Sh)         Expiration Date
----                   -----------      --------------           ------         ---------------
Gregory Pusey              30,000              50%                $.52           4/15/04
John Altshuler             10,000              17%                $.47           4/15/04
Scott Menefee              10,000              17%                $.47           4/15/04
Donald Yager               10,000              17%                $.47           4/15/04

     1988 STOCK OPTION PLAN. During the fiscal year ended June 30, 1989 the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan is designed to provide incentives for key employees of the Company. In September 1992, the shareholders approved an increase from 200,000 to 400,000 in the number of shares issuable pursuant to the 1988 Plan and the elimination of a provision of the 1988 Plan that limited the number of shares underlying options that could be granted to any one individual to 40,000 shares in a fiscal year. The 1988 Plan terminated in May 1998, except that previously granted options will remain outstanding until terminated in accordance with the individual option agreements.

                                  Page 10 of 16
                                     10-KSB

     All the outstanding options granted pursuant to the 1988 Stock Option Plan are exercisable at a price of not less than 100 percent of the fair market value on their respective dates of grant.

     NON-DISCRETIONARY STOCK OPTION PLAN. The Board of Directors has adopted a Non-Discretionary Stock Option Plan pursuant to which the Company was authorized to grant options to purchase up to an aggregate of 250,000 shares of the Company's common stock. The Non-Discretionary Stock Option Plan became effective as of September 12, 1991 and is intended to reward non-employee directors for their participation and contributions to the Company. The Non-Discretionary Stock Option Plan terminated in September 1997. Outstanding options will remain exercisable in accordance with the terms of the individual option agreements.

     Options granted pursuant to the Non-Discretionary Plan are exercisable in full effective as of the date of grant and expire three years from the date of grant, except that an option will expire, if not exercised, 90 days after the optionee ceases to be a director of the Company.

1999 STOCK OPTION PLAN. In April 1999, the Board of Directors of the Company, adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). The purpose of the 1999 Plan is to promote the interests of the Company and its shareholders by:

-    Attracting and retaining key personnel;

- Providing participants a significant stake in the performance of the Company;

- Providing an opportunity for participants to increase their holdings of the Company's common stock.

The 1999 Plan is administered by the Option Committee. The Option Committee consists of the Board of Directors or a committee of the Board of Directors, as the Board of Directors may from time to time designate, composed of not less than two members of the Board of Directors, each of whom shall be a director who is not employed by the Company. The Option Committee currently consists of the full Board of Directors. The Option Committee has the authority to select employees and consultants to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The Option Committee has the authority to establish rules for the administration of the 1999 Plan, and its determinations and interpretations are binding.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 1999 Plan if selected by the Option Committee. Any consultant to the Company, including Directors,

                                  Page 11 of 16
                                     10-KSB
will also be eligible to receive option grants under the 1999 Plan if authorized by the Option Committee.

The 1999 Plan authorizes the grant of options to purchase up to 1,000,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 60,000 shares. All of these options were granted on April 16, 1999. Of the options to purchase up to 60,000 shares, options to purchase 10,000 shares were granted to each of John H. Altshuler, Scott L. Menefee, and Donald E. Yager, directors of the Company, and options to purchase up to 30,000 shares were granted to Gregory Pusey, President and Director of the Company. The options granted to Dr. Altshuler and Messrs. Menefee and Yager are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable from the later to occur of October 16, 1999 or shareholder approval of the 1999 Plan through April 15, 2004. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.

The 1999 Plan was designed to permit the Option Committee to grant stock options that qualify as "incentive stock options" or options that do not so qualify. The option grant to Mr. Pusey was intended to qualify as an incentive stock option, and the option grants to the other directors are not intended to so qualify.

In addition to stock options, the Company may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include, but are not limited to, continued employment or the achievement of specified performance goals or objectives. No restricted common stock has been issued pursuant to the 1999 Plan.

Certain corporate transactions or events such as stock splits, recapitalizations, spin-offs, mergers, etc. may directly affect the number of outstanding shares and/or the value of the outstanding common stock. If such transactions occur, the Option Committee may adjust the number of shares that may be granted under the 1999 Plan, as well as the limits on individual option grants. The Option Committee may adjust the number of shares and the exercise price under outstanding options, and may make other adjustments, which are thought to be in the best interest of the Company.

Options granted under the 1999 Plan may not be transferred except by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order or the Employee Retirement Income Security Act. The Board of Directors may amend or terminate the 1999 Plan at any time. No amendments may be made without the approval of the Company's shareholders to the extent such approval is

                                  Page 12 of 16
                                     10-KSB
required by law or agreement. The 1999 Plan will continue until April 15, 2009, unless abandoned or terminated at an earlier time.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership of the presently issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock as of September 15, 1999. The Company has only one class of capital stock, its $.025 par value common stock.

                                               Number of            Percent of
Beneficial Owner                                Shares                 Class
----------------                                ------                 -----
John H. Altshuler                               10,000                 0.3%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                                   50,000                 1.6%
971 Garfield Street
Denver, CO 80206 (2)

Gregory Pusey                                  1,591,218               52.5%
1722 Buffehr Creek Road
Vail, CO 81657 (3)

Cede & Co.                                      203,469                6.6%
PO Box 222
New York, NY 10274

Donald E. Yager                                 10,000                 0.3%
3200 W. 72nd Avenue
Westminster, CO 80030 (4)

E. Jeffrey Peierls                              307,824                10.0%
73 S. Holman Way
Golden, CO 80401 (5)

All officers and directors as a                1,661,218               54.8%
group (4 persons) (1) (2) (3) (4)

     (1) Includes exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan. Does not include options to purchase 10,000 shares which have been granted under the 1999 Plan which are not currently exercisable.

                                  Page 13 of 16
                                     10-KSB

     (2) Includes exercisable options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan. Does not include options to purchase 10,000 shares which have been granted under the 1999 Plan which are not currently exercisable.

     (3) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 96,411 shares owned by Mrs. Pusey, individually or as custodian for their minor children. Does not include 30,000 shares which have been granted under the 1999 Plan which are not currently exercisable.

     (4) Includes options to purchase 10,000 shares which have been granted under the Non-Discretionary Stock Option Plan. Does not include options to purchase 10,000 shares which have been granted under the 1999 Plan which are not currently exercisable.

     (5) Does not include 178,111 shares held of record by Brian E. Peierls. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $750 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.

     During the fiscal year ended June 30, 1997 the Company purchased raw land in Eagle County, Colorado. The land has been conveyed to two limited liability companies. The Company owns a 50% interest in each company. Additional information regarding transactions with these companies and the status of the properties is provided in Item 1(a).

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

                                  Page 14 of 16
                                     10-KSB

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

     (10)(m)   1999 Stock Option Plan

                                  Page 15 of 16
                                     10-KSB

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAMBRIDGE HOLDINGS, LTD.

Date: October 13, 1999        By:  /s/ Gregory Pusey
                                 ----------------------------------------------
                                       Gregory Pusey
                                       President, Treasurer and Director

          In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: October 13, 1999        By:  /s/ Gregory Pusey
                                 ----------------------------------------------
                                       Gregory Pusey
                                       President, Treasurer and Director

Date: October 13, 1999        By:  /s/ Donald E. Yager
                                 ----------------------------------------------
                                       Donald E. Yager
                                       Secretary and Director



Date: October 13, 1999        By:  /s/ John H. Altshuler
                                 ----------------------------------------------
                                       John H. Altshuler, Director



Date: October 13, 1999        By:  /s/ Scott Menefee
                                 ----------------------------------------------
                                       Scott Menefee, Director


                                  Page 16 of 16
                                     10-KSB

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                                        CONTENTS

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2

     BALANCE SHEET                                                         F-3

     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS                       F-5

     STATEMENTS OF STOCKHOLDERS' EQUITY                                    F-6

     STATEMENTS OF CASH FLOWS                                              F-7

     SUMMARY OF ACCOUNTING POLICIES                                        F-9

     NOTES TO FINANCIAL STATEMENTS                                        F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cambridge Holdings, Ltd.
Vail, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 1999 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. at June 30, 1999, and the results of its operations and comprehensive loss, and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



Denver, Colorado
August 30, 1999

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

JUNE 30,                                                                          1999
------------------------------------------------------------------------------------------
ASSETS

CURRENT:

   Cash and cash equivalents                                               $     194,447
   Investment securities - available for sale (Note 1 and 7)                   1,683,136
   Notes receivable - related party (Note 3)                                     905,636
   Deferred tax asset (Note 4)                                                    44,000
   Prepaids and other                                                             45,888
   Real estate development (Note 5)                                              939,199
-------------------------------------------------------------------------------------------

Total current assets                                                           3,812,306

Other assets                                                                      27,130
-------------------------------------------------------------------------------------------


                                                                           $   3,839,436
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                                   BALANCE SHEET
                                                                     (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

JUNE 30,                                                                        1999
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
   Accrued liabilities                                                 $       14,751
   Deferred income taxes (Note 4)                                              17,150
   Note payable (Note 5)                                                      665,782
-----------------------------------------------------------------------------------------

Total current liabilities                                                     697,683
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 6):

   Common stock, $.025 par value; 15,000,000 shares
      authorized: 3,029,870 issued and outstanding                             75,747
   Additional paid-in capital                                               2,997,292
   Retained earnings                                                           39,653
   Accumulated other comprehensive income, net of tax
      Net unrealized gains on securities
        available for sale (Note 1)                                            29,061
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  3,141,753
-----------------------------------------------------------------------------------------

                                                                       $    3,839,436
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                        STATEMENTS OF OPERATIONS
                                                          AND COMPREHENSIVE LOSS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEARS ENDED JUNE 30,                                            1999               1998
-------------------------------------------------------------------------------------------
REVENUES:
   Net realized gains on sales of
      investment securities                           $      101,359      $      44,203
   Interest and dividend income                              101,120            133,865
-------------------------------------------------------------------------------------------

Total revenues                                               202,479            178,068
-------------------------------------------------------------------------------------------

EXPENSES:
   Operating, general and administrative                     175,372            166,866
   Investment write-off (Notes 1 and 2)                      206,278            102,000
   Interest expense                                           60,168             55,719
-------------------------------------------------------------------------------------------

Total expenses                                               441,818            324,585
-------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                              (239,339)          (146,517)

INCOME TAX BENEFIT (Note 4)                                  (57,000)           (10,000)
-------------------------------------------------------------------------------------------

NET LOSS                                                    (182,339)          (136,517)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX -
   Unrealized holding gains (losses)                          18,521            (64,741)
-------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                    $     (163,818)     $    (201,258)
-------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE               $         (.06)     $        (.04)
-------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                               3,295,337          3,396,948
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   Common Stock                 Additional
                                                       -----------------------------------       Paid-in
YEARS ENDED JUNE 30, 1998 AND 1999                           Shares           Amount             Capital
--------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1997                                       3,388,400      $    84,710      $   3,174,785

   Net loss                                                         -                -                  -

   Shares issued from
      exercise of stock options                                10,000              250              2,950

   Net unrealized losses on
      securities available for sale                                 -                -                  -
--------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998                                      3,398,400           84,960          3,177,735

   Net loss                                                         -                -                  -

   Shares issued from
      exercise of stock options                                10,000              250              3,187

   Repurchase of shares at $.45 share, plus costs of
      $22,755                                                (378,530)          (9,463)          (183,630)

   Net unrealized gains on
      securities available for sale                                 -                -                  -
--------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                                      3,029,870      $    75,747      $   2,997,292
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                                                                          Accumulated
                                                                             Other             Total
                                                           Retained      Comprehensive     Stockholders'
YEARS ENDED JUNE 30, 1998 AND 1999                         Earnings         Income            Equity
------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1997                                  $     358,509       $     75,281      $  3,693,285

   Net loss                                                 (136,517)                 -          (136,517)

   Shares issued from
      exercise of stock options                                    -                  -             3,200

   Net unrealized losses on
      securities available for sale                                -            (64,741)          (64,741)
------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998                                       221,992             10,540         3,495,227

   Net loss                                                 (182,339)                 -          (182,339)

   Shares issued from
      exercise of stock options                                    -                  -             3,437

   Repurchase of shares at $.45 share, plus costs of
      $22,755                                                      -                  -          (193,093)

   Net unrealized gains on
      securities available for sale                                -             18,521            18,521
------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                                 $      39,653       $     29,061      $  3,141,753
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

YEARS ENDED JUNE 30,                                                    1999               1998
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

   Net loss                                                         (182,339)   $      (136,517)
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
        Provision for possible losses                                      -            102,000
        Write off of investments                                     206,278                  -
        Interest income paid in investment securities                (77,796)           (22,500)
        Depreciation and amortization                                 17,792             11,940
        Realized gains on sale of investment securities             (101,359)           (44,203)
        Deferred income taxes                                        (44,000)                 -
   Changes in operating assets and liabilities
      Prepaids and other                                              (7,085)           111,876
      Accrued liabilities and other                                    2,358               (830)
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                 (186,151)            21,766
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property                                                    -           (264,199)
   Purchase of investment securities                              (1,913,184)          (234,453)
   Proceeds from sale of investment securities                       909,077            214,112
   Increase in other non operating assets                             (6,322)           (47,533)
   Investments in notes receivable - related party                  (131,333)           (36,875)
   Collection on notes receivable - related party                     42,500            382,500
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities               (1,099,262)            13,552
-------------------------------------------------------------------------------------------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

YEARS ENDED JUNE 30,                                                  1999               1998
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments of costs to repurchase common stock                    (22,755)                 -
   Payments to repurchase common stock                            (170,338)                 -
   Principal payments on notes payable                              (5,007)            (4,211)
   Proceeds from exercise of stock options                           3,437              3,200
-----------------------------------------------------------------------------------------------

Net cash used in financing activities                             (194,663)            (1,011)
-----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,480,076)            34,307

CASH AND CASH EQUIVALENTS, beginning of year                     1,674,523          1,640,216
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                             194,447     $    1,674,523
-----------------------------------------------------------------------------------------------

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

CONCENTRATIONS      The Company's financial instruments that are exposed to
OF CREDIT RISK      concentrations of credit risk consist primarily of cash
                    balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

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

REVENUE             Interest and dividend income is recorded on the accrual
RECOGNITION         basis. Gains and losses on sales of securities are
                    recognized at time of sale.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INVESTMENT IN       The investment in partnership is accounted for using the
PARTNERSHIP         cost method.

INVESTMENT IN LLC   The investments in LLC's are accounted for under the equity method.

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

NET LOSS            The Company follows the provisions of SFAS No. 128, which
PER SHARE           provides for the calculation of "Basic" and "Diluted"
                    earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings are the same for all periods presented.

                    Options to purchase 120,000 and 160,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 1999 and 1998.

CASH EQUIVALENTS    The Company considers all highly liquid investments
                    purchased with an original maturity of three months or less to be cash equivalents.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STOCK OPTION PLANS  The Company applies Accounting Principles Board Opinion 25,
                    ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB Opinion 25") and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

                    Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS.

COMPREHENSIVE       Effective July 1, 1998, Cambridge Holdings, Ltd. adopted
INCOME (LOSS)       FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME
                    ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

                    The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (Holding gains (losses)), and
                    (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). This reclassification has no effect on total comprehensive income or shareholder's equity.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    The following table presents the components of other comprehensive income (loss), net of tax:

                   ------------------------------------------------------------------------------------
                    YEARS ENDED JUNE 30, (NET OF TAX)                         1999             1998
                   ------------------------------------------------------------------------------------
                    Holding losses                                      $  (13,512)     $   (37,026)
                    Reclassification for realized (gains) losses            32,033          (27,715)
                   ------------------------------------------------------------------------------------

                       Increase (decrease) in net unrealized
                          securities gains recognized in other
                            comprehensive income                        $   18,521      $   (64,741)
                   ------------------------------------------------------------------------------------

NEW ACCOUNTING      In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR
PRONOUNCEMENT       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which
                    requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.
                    SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1. INVESTMENT       The Company's market value of available for sale securities
   SECURITIES       consisted of the following:

                                                              Gross         Gross
                                                           Unrealized     Unrealized      Estimated
                    JUNE 30, 1999              Cost           Gains          Loss         Fair Value
                    --------------------- --------------- -------------- --------------- --------------
                    Common and
                       preferred stocks    $    585,079     $  89,427        $      -    $    674,506
                    Bond Funds                1,051,845             -         (43,215)      1,008,630
                    --------------------- --------------- -------------- --------------- --------------

                    Total                  $  1,636,924     $  89,427        $ (43,215)   $  1,683,136
                    --------------------- --------------- -------------- --------------- --------------

                    The Company realized net gains of $101,359 and $44,203 on the sale of investment securities for the years ended June 30, 1999 and 1998.

                    The Company wrote off $105,000 and $102,000 in investment securities during the years ended June 30, 1999 and 1998.

2. INVESTMENT IN    In 1997 the Company invested $100,000 for a 10% interest in
   PARTNERSHIP      a partnership which entered into a bridge loan with a third party. During the year ended June 30, 1999, the Company wrote off its investment in the partnership totaling
                    $101,278 as it has not been repaid under the terms of the bridge loan agreement and collection is doubtful. The
                    Company, however, is pursuing litigation in this matter in an effort to recover its investment.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3. NOTES            In February 1997, the Company entered into agreements to
   RECEIVABLE-      become a member of two limited liability companies with the
   RELATED PARTY    Zneimer Company, a real estate developer in the Vail,
                    Colorado area. The Company and the Zneimer Company each hold a 50% interest in these companies, each of which built a separate luxury residence in the Vail Valley for resale. In
                    December 1996 the Company purchased raw land near Vail for $366,400. This land, which is known as Cordillera Valley
                    Club Lot #19, was conveyed to the limited liability company entitled CVC Lot 19, LLC in August 1997. In January 1997 the
                    Company purchased raw land near Vail, known as Cordillera
                    Valley Club Lot #2, for $356,700. This lot was conveyed to the limited liability company known as CVC Lot 2, LLC in May
                    1997. In both cases, the Company received a secured promissory note in an amount equal to the purchase price for the real estate plus expenses, which have been subordinated to the secured construction loans provided by a financial institution. The notes receivable from CVC Lot 19, LLC and CVC Lot 2, LLC totaled $420,125 and $485,511 at June 30,
                    1999 and are due upon the consummation of the sale of the property. The Zneimer Company and Mr. Zneimer personally guaranteed $454,402, one half the original principal amount of the notes issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company.

                    Separate unaudited condensed statement of operations of CVC Lot 2, LLC and CVC Lot 19, LLC, on a combined basis are as follows:

                    JUNE 30,                                    1999              1998
                   ----------------------------------------------------------------------
                                                                 (UNAUDITED)
                    Revenue                               $      122       $     8,466
                    Expenses                                   3,391            48,005
                   ----------------------------------------------------------------------

                    Net loss from operations              $   (3,269)      $   (39,539)
                   ----------------------------------------------------------------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4. INCOME           Income taxes (benefit) consisted of the following:
   TAXES
   (BENEFIT)

                   YEARS ENDED JUNE 30,                    1999                 1998
                   ---------------------------------------------------------------------
                    CURRENT:
                       Federal                   $       (56,000)      $       (9,000)
                       State                              (1,000)              (1,000)
                   ---------------------------------------------------------------------

                                                 $       (57,000)      $      (10,000)
                   ---------------------------------------------------------------------

                    The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the net deferred tax liability and their approximate tax effects are as follows:

                    YEAR ENDED JUNE 30,                                      1999
                   ----------------------------------------------------------------
                    DEFERRED TAX ASSETS:
                       Allowance for losses on investments             $   45,000
                       Write off of Partnership interests                  38,000
                   ----------------------------------------------------------------

                       Net deferred tax assets                             83,000
                       Less valuation allowance                           (39,000)
                   ----------------------------------------------------------------

                       Net deferred tax assets                             44,000
                   ----------------------------------------------------------------

                    DEFERRED TAX LIABILITY:
                       Net unrealized gain on securities
                          available for sale                               17,150

                   ----------------------------------------------------------------

                    Net deferred tax asset                             $   26,850
                   ----------------------------------------------------------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    Management of the Company has developed a tax planning strategy in which certain capital losses will be carried back to prior years tax filings in which the Company reported capital gains. The Company has recorded a deferred tax asset of $44,000, which reflects the amount of tax benefit expected to be realized as a result of the available capital loss carry back. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

                    A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                    YEARS ENDED JUNE 30,                                       1999                1998
                   ---------------------------------------------------------------------------------------
                    Income tax benefit computed at the
                       federal statutory rate                        $      (81,000)   $        (50,000)
                    State income taxes, net of
                       federal benefit                                       (8,000)             (5,000)
                    Increase in valuation allowance                           1,000              38,000
                    Other                                                    31,000               7,000
                   ---------------------------------------------------------------------------------------

                    Income tax benefit                               $      (57,000)   $        (10,000)
                   ---------------------------------------------------------------------------------------

5. NOTE             In July 1997, the Company purchased a parcel of raw land in
   PAYABLE          Glenwood Springs, Colorado for $264,199 in cash and a
                    $675,000 note payable. The note requires monthly payments of $5,431 and bears interest at 9%. The note originally matured on July 15, 1999 and is collateralized by the parcel of raw land. At June 30, 1999 the balance of the note payable was $665,782. Subsequent to year end the Company made a principal reduction of $300,000 to extend the note to January 15, 2000.

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6. STOCK OPTIONS    1999 STOCK OPTION PLAN

                    The Company's 1999 Stock Option Plan, as amended, has a maximum of 1,000,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of the grant. During 1999 the Company granted 60,000 options under the plan, which are scheduled to expire April 15, 2004 and may not be exercised prior to October 16, 1999.

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

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.13%; and an expected life of 5 years for the year ended June 30, 1999. There were no options granted during June 30, 1998. The Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

                    YEARS ENDED JUNE 30,                                 1999                1998
                   ---------------------------------------------------------------------------------------
                    Net loss as reported                            $     (182,339)     $      (136,517)
                    Net loss pro forma                                    (194,880)            (136,517)
                    Basic and diluted loss per share as
                      reported                                                (.06)                (.04)
                    Basic and diluted loss per share pro
                      forma                                                   (.06)                (.04)
                   ---------------------------------------------------------------------------------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                    YEARS ENDED JUNE 30,                      1999                         1998
                    ------------------------------ -------------------------    --------------------------
                                                                  Weighted                      Weighted
                                                                  Average                        Average
                                                                  Exercise                      Exercise
                                                      Shares       Price            Shares        Price
                    ------------------------------ ------------ ------------    ------------- ------------
                    Outstanding, beginning
                       of year                     160,000       $ .53805           170,000    $  .52522

                          Granted                   60,000         .50000                 -   -
                          Expired                  (90,000)        .48000                 -   -
                          Exercised                (10,000)        .34375           (10,000)      .32000
                    ------------------------------ ------------ ------------    ------------- ------------

                    Outstanding, end of year       120,000       $ .57625           160,000    $  .53805
                    ------------------------------ ------------ ------------    ------------- ------------

                    Options exercisable, end
                       of year                     60,000        $ .65750           160,000    $  .53805
                    ------------------------------ ------------ ------------    ------------- ------------

                    Weighted average fair
                       value of options granted
                       during the year             60,000        $ .21000                 -    $       -
                    ------------------------------ ------------ ------------    ------------- ------------

                    The following table summarizes information about stock options outstanding at June 30, 1999:

                                       Options Outstanding                      Options Exercisable
                    --------------------------------------------------------    --------------------------
                                                      Weighed
                                                      Average     Weighted                      Weighted
                         Range of                    Remaining    Average                        Average
                         Exercise          Number   Contractual   Exercise          Number      Exercise
                          Prices      Outstanding   Life-Years     Price         Exercisable      Price
                    ----------------- ------------ ------------ ------------    ------------- ------------
                      $ .44 to $ .875     120,000          2.7     $ .57625          60,000     $  .65750
                    ----------------- ------------ ------------ ------------    ------------- ------------

                                                        CAMBRIDGE HOLDINGS, LTD.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7. RELATED PARTY    The Company shares corporate office space and administrative
   TRANSACTIONS     staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services.

                    The Company's president was a member of the Board of Directors of Nutrition for Life, Inc. ("NFL") in which investment securities are classified as available for sale and at June 30, 1999, the investments had an estimated fair value of $16,620. The Company's president resigned from the Board of Directors of NFL in August 1998.

8. SUPPLEMENTAL
   DISCLOSURES OF
   CASH FLOW
   INFORMATION

                    JUNE 30,                                              1999                1998
                   ---------------------------------------------------------------------------------------
                    Cash paid during year for:
                       Interest                               $         60,168    $         55,532
                   ---------------------------------------------------------------------------------------

                    In 1998, the Company's purchase of a parcel of land in Glenwood Springs included a mortgage note of $675,000.

                    The Company's deferred tax liability recognized on securities available for sale was $17,150 and $6,054 at June 30, 1999 and 1998.