Form 10QSB
period 1999-09-30
CAMBRIDGE HOLDINGS LTD
filed 1999-11-12
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended SEPTEMBER 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ TO ____________

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

                                                    Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 8, 1999
        Common Stock, $.025 par value                    3,029,870

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.  Financial Information............................................     3

Balance Sheets as of September 30, 1999 and June 30, 1999................. 4 & 5

Statements of Operations for the three-month periods ended
  September 30, 1999 and September 30, 1998...............................     6

Statements of Cash Flows for the three-month periods ended
  September 30, 1999 and September 30, 1998...............................     7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  8-11

Part II.  Other Information...............................................    11

Signature Page............................................................    12


                                 Page 2 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended June 30, 1999.

                                 Page 3 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                SEPTEMBER 30,         JUNE 30,
                                                                    1999                1999
                                                                 (UNAUDITED)
   ASSETS
CURRENT:
  Cash and cash equivalents                                     $  112,367            $194,447
  Investment securities - available for sale                     1,370,194           1,683,136
  Notes receivable-related party                                   930,408             905,636
  Deferred tax asset                                                44,000              44,000
  Prepaids and other                                                44,160              45,888
  Real estate developments                                         939,199             939,199
----------------------------------------------------------------------------------------------
Total current assets                                             3,440,328           3,812,306
----------------------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                                      39,659             27,130
----------------------------------------------------------------------------------------------
                                                                $3,479,987          $3,839,436
==============================================================================================

                                 Page 4 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                SEPTEMBER 30,         JUNE 30,
                                                                    1999                1999
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                              $10,646             $14,751
  Deferred income taxes                                             17,150              17,150
  Notes Payable                                                    359,942             665,782
----------------------------------------------------------------------------------------------
Total current liabilities                                          387,738             697,683
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,029,870 shares issued and
  outstanding as of September 30, 1999 and
  June 30, 1999                                                     75,747              75,747
  Additional paid-in capital                                     2,997,292           2,997,292
  Retained earnings                                                  3,353              39,653
  Net unrealized gain on investment
     securities available for sale                                  15,857              29,061
----------------------------------------------------------------------------------------------
Total stockholders' equity                                       3,092,249           3,141,753
----------------------------------------------------------------------------------------------
                                                                $3,479,987          $3,839,436
==============================================================================================

                                 Page 5 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS             THREE MONTHS
                                                                     ENDED                    ENDED
                                                                SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
REVENUES:
   Realized losses on sales of
       investment securities                                    $      (7,289)                $           -
   Interest and dividend income                                        19,094                         9,386
   Unrealized losses on securities held for trading                         -                       (41,151)
-----------------------------------------------------------------------------------------------------------
Total revenues (losses)                                                11,805                       (31,765)
-----------------------------------------------------------------------------------------------------------

EXPENSES:
   Operating, general, and administrative                              37,641                        34,201
   Investment write off                                                     -                       101,278
   Interest                                                            10,464                        15,084
-----------------------------------------------------------------------------------------------------------
Total expenses                                                         48,105                       150,563
-----------------------------------------------------------------------------------------------------------
NET LOSS                                                        $     (36,300)                $    (182,328)
   Other Comprehensive (loss),
       net of income tax:
   Unrealized holding losses                                          (13,204)                $     (85,787)
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS)                                            $     (49,504)                $    (268,115)
===========================================================================================================
BASIC AND DILUTED (LOSS) PER COMMON SHARE:                      $        (.01)                $        (.05)
===========================================================================================================
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                               3,029,870                     3,402,356
===========================================================================================================

                                 Page 6 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS             THREE MONTHS
                                                                       ENDED                    ENDED
                                                                  SEPT. 30, 1999           SEPT. 30, 1998
OPERATING ACTIVITIES:
   Net loss                                                       $   (36,300)             $   (182,328)
   Adjustment to reconcile net loss to cash
     used in operating activities:
       Write off of investments                                             -                   101,278
       Interest income paid in investment securities                  (15,428)                        -
       Depreciation and amortization                                    4,894                     3,205
       Realized gains on sales of marketable securities                (2,700)                        -
       Unrealized loss on sale of investment securities                     -                    41,151
   Changes in operating assets and liabilities:
     Prepaids and other                                                 1,729                     1,693
     Accounts payable and accrued liabilities                          (4,105)                   (3,248)

---------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (51,910)                  (38,249)

---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of investment securities                                   (59,976)                        -
  Proceeds from sales of investment securities                        377,841                         -
  Collections on note receivable                                            -                     2,125
  Investments in note receivable-related party                        (24,772)                  (20,035)
  Purchase of fixed assets                                            (17,423)                        -
  Decrease in value of trading securities                                   -                   (41,151)

---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED  IN) INVESTING ACTIVITIES                  275,670                   (59,061)

---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                (305,840)                   (1,210)
  Proceeds from exercise of stock options                                   -                     3,437

---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (305,840)                    2,227

---------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (82,080)                  (95,083)
CASH AND CASH EQUIVALENTS,  beginning of period                       194,447                 1,674,523

---------------------------------------------------------------------------------------------------------
Cash and cash equivalents,  end of period                         $   112,367              $  1,579,440
=========================================================================================================

                                 Page 7 of 12
                                  Form 10-QSB

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. Construction on the properties was completed in early 1998. It is presently unknown when these properties will be sold or what proceeds will be realized upon sale. Due to the delay on sale of these properties, the LLC has agreed to rent the CVC Lot 19 house until a buyer is found. Management has rented the CVC Lot 19 home commencing on September 1, 1999 at a monthly rental fee of $5,700, net of commission. As of the date of this filing, the LLC has collected $17,100 in rental income. The delay on the sale of these properties is likely to cause the LLC's to incur a loss in these transactions and may cause the Company to be constrained in its ability to engage in other transactions.

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

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bears interest at 9% per annum, payable $5,431 per month and is due on January 15, 2000. The Company paid $300,000 on this mortgage in July 1999. Since the acquisition of this property, preliminary engineering for possible development of the property has commenced. It is presently the intention of management to resell the property.

                                 Page 8 of 12
                                  Form 10-QSB

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire other real estate interests or businesses outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

For the three-month period ended September 30, 1999, operating activities used cash of $51,900. The Company had interest income paid on investment securities of $15,400. Realized gains on sales of marketable securities were $2,700. Prepaid expenses increased by approximately $1,700 in the three-month period ended September 30, 1999. The Company recorded depreciation on fixed assets of $4,900. Accounts payable and accrued liabilities decreased by $4,100.

Cash provided by investing activities was $275,700 during the three-month period ended September 30, 1999, of which approximately $377,800 was provided by the proceeds from sales of marketable securities. The Company used $17,400 to purchase fixed assets. Approximately $60,000 was used to purchase investment securities and $24,800 was loaned to related parties, CVC #19 LLC and CVC #2 LLC.

Financing activities during the three-month period ended September 30, 1999 used cash of $305,800 that was used for principal payments on notes payable.

At September 30, 1999, the Company had cash and cash equivalents of $112,400 and working capital of $3,052,600. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, Cambridge Holdings, Ltd. Adopted FASB Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that

                                 Page 9 of 12
                                  Form 10-QSB
includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

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

The following table presents the components of other comprehensive income
(loss), net of tax:

---------------------------------------------------------------------------------------------
Quarters ended September 30,                                      1999                1998
---------------------------------------------------------------------------------------------
Holding losses                                                  $(20,493)           $(85,787)
Reclassification for realized losses                               7,289                   -

---------------------------------------------------------------------------------------------
Decrease in net unrealized
  Securities gains recognized in other

    Comprehensive income                                        $(13,204)           $(85,787)

=============================================================================================

YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software have been upgraded during 1999 to be Year 2000 compliant.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

The Company's revenues for the three-month period ended September 30, 1999 totaled approximately $11,800, consisting of interest on temporary cash on hand and other money market instruments of $19,100 offset by realized losses on investment securities of $7,300. Revenues for the three-month period ended September 30, 1998 totaled approximately $9,400, which consisted of interest and dividend income.

During the three month period ended September 30, 1998, the Company incurred a write-down of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $41,200. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease

                                 Page 10 of 12
                                  Form 10-QSB
in the value of the bonds is directly related to the decline in market conditions. Management does not feel that the first quarter results of operations are indicative of the expected full-year results as the partnership write-off is a one-time charge and it is expected that the market will recover.

During the three-month periods ended September 30, 1999 and September 30, 1998, the Company incurred operating, general and administrative costs of approximately $37,600 and 34,200, respectively. The Company had losses before any income tax benefit for the three-month period ended September 30, 1999 of approximately $36,300 as compared with $182,300 for the three-month period ended September 30, 1998.

                           PART II. OTHER INFORMATION

Not Applicable.

                                 Page 11 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMBRIDGE HOLDINGS, LTD.

November 10, 1999                      By: /s/ Gregory Pusey
                                          ---------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director


                                 Page 12 of 12
                                  Form 10-QSB