Form 10QSB
period 1999-12-31
CAMBRIDGE HOLDINGS LTD
filed 2000-02-14
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 1999
( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ TO ______________

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

                  Class                    Outstanding at February 7, 1999
     Common Stock, $.025 par value                   3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.  Financial Information....................................................3

Balance Sheets as of December 31, 1999 and June 30, 1999......................4 & 5

Statements of Operations for the six-month periods ended December 31,
1999 and December 31, 1998........................................................6

Statements of Cash Flows for the six-month periods ended December 31,
1999 and December 31, 1998........................................................7

Management's Discussion and Analysis of Financial Condition and Results of
Operations.....................................................................8-11

Part II.  Other Information......................................................11

Signature Page...................................................................12


                                  Page 2 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                DECEMBER 31, 1999



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


                                  Page 3 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                  DECEMBER 31,         JUNE 30,
                                                      1999               1999
                                                  (UNAUDITED)
   ASSETS
CURRENT:
  Cash and cash equivalents                        $  416,982         $  194,447
  Investment securities - available for sale        1,429,162          1,683,136
  Notes receivable-related party                      962,737            905,636
  Deferred tax asset                                   44,000             44,000
  Prepaids and other                                   44,160             45,888
  Real estate developments                            939,199            939,199
--------------------------------------------------------------------------------
Total current assets                                3,836,240          3,812,306
--------------------------------------------------------------------------------
LONG-TERM ASSETS
  Fixed assets                                         35,210             27,130
--------------------------------------------------------------------------------
                                                   $3,871,450         $3,839,436
================================================================================

                                  Page 4 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                     DECEMBER 31      JUNE 30
                                                        1999           1999
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                $    8,870     $   14,751
  Deferred income taxes                                  17,150         17,150
  Notes Payable                                         351,686        665,782
------------------------------------------------------------------------------
Total current liabilities                               377,706        697,683
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,029,870 shares issued and
  outstanding as of December 31, 1999 and
  June 30, 1999                                          75,747         75,747
  Additional paid-in capital                          2,997,292      2,997,292
  Retained earnings                                     (14,744)        39,653
  Net unrealized gain on investment
     securities available for sale                      435,449         29,061
------------------------------------------------------------------------------
Total stockholders' equity                            3,493,744      3,141,753
------------------------------------------------------------------------------
                                                     $3,871,450      3,839,436
==============================================================================

                                  Page 5 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                   ENDED             ENDED            ENDED             ENDED
                                               DEC. 31, 1999     DEC. 31, 1998    DEC. 31, 1999     DEC. 31, 1998
REVENUES:
   Realized losses on sales of
       investment securities                       (11,598)          (1,242)          (18,887)          (1,242)
   Unrealized Gains (losses) on
         Securities held for trading                     -           12,222                 -          (28,928)
   Interest and dividend income                     10,468            7,147            31,033           16,532
   Collection of Note Receivable
       Previously written off                       30,000                -            30,000                -
-------------------------------------------------------------------------------------------------------------------
Total revenues (losses)                             28,870           18,127            42,146          (13,638)
-------------------------------------------------------------------------------------------------------------------

EXPENSES:
   Operating, general, and administrative           40,368           67,273            78,009          101,474
   Investment write off                                  -                -                 -          101,278
   Interest                                          8,070           15,056            18,534           30,140
-------------------------------------------------------------------------------------------------------------------
Total expenses                                      48,438           82,329            96,543          232,892
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $  (19,568)      $  (64,202)          (54,397)        (246,530)
   Other Comprehensive (loss),
       net of income tax:
   Unrealized holding gains (losses)               419,592           18,689           406,388          (67,098)
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                     $  400,024       $  (45,513)       $  351,991         (313,628)
===================================================================================================================
BASIC AND DILUTED (LOSS)
   PER COMMON SHARE:                            $     (.01)      $     (.02)       $     (.02)      $     (.07)
===================================================================================================================
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                            3,029,870        3,370,400         3,029,870        3,359,279
===================================================================================================================

                                  Page 6 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    SIX MONTHS                         SIX MONTHS
                                                                       ENDED                              ENDED
                                                                   DEC. 31, 1999                      DEC. 31, 1998
OPERATING ACTIVITIES:
   Net loss                                                         $ (54,397)                        $ (246,530)
   Adjustment to reconcile net loss to cash
     used in operating activities:
       Write off of investments                                             -                            101,278
       Interest income paid in investment securities                  (22,222)                                 -
       Depreciation and amortization                                    9,342                              6,406
       Realized gains (losses) on sales of
         marketable securities                                        (24,147)                             1,242
     Changes in operating assets and liabilities:
     Prepaids and other                                                 1,728                              1,693
     Accounts payable and accrued liabilities                          (5,881)                             3,026
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (95,577)                          (132,885)

-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (17,423)                           (97,905)
  Proceeds from sales of investment securities                        627,976                            131,311
  Collections on note receivable                                            -                              6,162
  Investments in note receivable-related party                        (57,101)                           (61,257)
  Purchase of marketable securities                                  (105,476)                                 -
  Proceeds from sales of marketable securities                        184,232                                  -
  Decrease in value of trading securities                                   -                                  -

-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED  IN) INVESTING ACTIVITIES                  632,208                            (21,689)

-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                (314,096)                            (2,447)
  Proceeds from exercise of stock options                                   -                              3,437

-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (314,096)                               990

-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      222,535                           (153,584)
CASH AND CASH EQUIVALENTS,  beginning of period                       194,447                          1,674,523

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,  end of period                           $ 416,982                         $1,520,939
===================================================================================================================


                                  Page 7 of 12
                                  Form 10-QSB

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. Construction on the properties was completed in early 1998. It is presently unknown when these properties will be sold or what proceeds will be realized upon sale. Due to the delay on sale of these properties, CVC Lot 19, LLC has agreed to rent the CVC Lot 19 at a monthly rental fee of $5,700. As of the date of this filing, CVC Lot 19 LLC has collected $34,200 in rental income. The delay on the sale of these properties is likely to cause the LLC's to incur a loss in these transactions and may cause the Company to be constrained in its ability to engage in other transactions.

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bore interest at 9% per annum, payable $5,431 per month and was due on January 15, 2000. The Company paid $300,000 on this mortgage in July 1999 and paid the balance due on the mortgage of $351,700 on January 15, 2000. Since the acquisition of this property, preliminary engineering for possible development of the property has commenced. It is presently the intention of management to resell the property.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire other real estate interests or businesses outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of

                                  Page 8 of 12
                                  Form 10-QSB
operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

For the six-month period ended December 31, 1999, operating activities used cash of $95,600. The Company had interest income paid on investment securities of $22,200. Realized losses on sales of marketable securities were $24,100. Prepaid expenses increased by approximately $1,700 in the six-month period ended December 31, 1999. The Company recorded depreciation on fixed assets of $9,300. Accounts payable and accrued liabilities decreased by $5,900.

Cash provided by investing activities was $632,200 during the six-month period ended December 31, 1999, of which approximately $628,000 and $184,200 was provided by the proceeds from sales of investment and marketable securities, respectively. The Company used $17,400 to purchase fixed assets. Approximately $105,500 was used to purchase marketable securities and $57,100 was loaned to related parties, CVC #19 LLC and CVC #2 LLC.

Financing activities during the six-month period ended December 31, 1999 used cash of $314,100 that was used for principal payments on notes payable.

At December 31, 1999, the Company had cash and cash equivalents of $417,000 and working capital of $3,458,500. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (Holding gains (losses)), and (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). This reclassification has no effect on total comprehensive income or stockholders' equity.

                                  Page 9 of 12
                                  Form 10-QSB

The following table presents the components of other comprehensive income
(loss), net of tax:

-------------------------------------------------------------------------------
Six-months ended December 31,                          1999            1998
-------------------------------------------------------------------------------
Holding gains (losses)                             $387,501        $(67,098)
Reclassification for realized losses                 18,887               -
-------------------------------------------------------------------------------
Increase (Decrease) in net unrealized
  Securities gains recognized in other
    Comprehensive income                           $406,388        $(67,098)
===============================================================================


YEAR 2000 COMPLIANCE

The Company completed a review and risk assessment of all technology items used in its operations. The Company's accounting software program as well as other office software were upgraded during 1999 to be Year 2000 compliant. The Company incurred no significant operational problems due to the year 2000 problem.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1998

The Company's revenues for the six-month period ended December 31, 1999 totaled approximately $42,100, consisting of interest on temporary cash on hand and other money market instruments of $31,000 offset by realized losses on investment securities of $18,900. The Company received $30,000 on a note receivable that was previously written off. Revenues for the six-month period ended December 31, 1998 totaled approximately $16,500, which consisted of interest and dividend income.

During the six month period ended December 31, 1998, the Company incurred a write-down of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $28,900. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease in the value of the bonds is directly related to the decline in market conditions. Management does not feel that the mid-year results of operations are indicative of the expected full-year results as the partnership write-off is a one-time charge and it is expected that the market will recover.

During the six-month periods ended December 31, 1999 and December 31, 1998, the Company incurred operating, general and administrative costs of approximately $78,000 and 101,500, respectively. The Company had losses before any income tax benefit for the six-month period ended December 31, 1999 of approximately $54,400 as compared with $246,500 for the six-month period ended December 31, 1998.

                                 Page 10 of 12
                                  Form 10-QSB

                           PART II. OTHER INFORMATION
Not Applicable.


                                 Page 11 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.


                                   FORM 10-QSB

                                DECEMBER 31, 1999



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAMBRIDGE HOLDINGS, LTD.


February 14, 2000                      By: /s/ Gregory Pusey
                                          ---------------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director

                                 Page 12 of 12
                                  Form 10-QSB