Form 10QSB
period 2000-03-31
CAMBRIDGE HOLDINGS LTD
filed 2000-05-15
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2000
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


            Colorado                                    84-0826695
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

           PO Box 2365                                    81632
        Edwards, Colorado                               (Zip Code)

(Address of principal executive offices)
Issuer's telephone number, including area code        (970) 926-3631


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


           Class                                      Outstanding at May 2, 2000
Common Stock, $.025 par value                                  3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information...........................................................3

Balance Sheets as of March 31, 2000 and June 30, 1999................................4 & 5

Statements of Operations for the three and nine-month periods ended March 31, 2000 and March 31, 1999..................................................6

Statements of Cash Flows for the nine-month periods ended March 31,
2000 and March 31, 1999..................................................................7

Management's Discussion and Analysis of Financial Condition and Results of
Operations............................................................................8-11

Part II.  Other Information.............................................................11

Signature Page..........................................................................12


                                  Page 2 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                 MARCH 31, 2000



                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

The accompanying unaudited financial statements include the accounts of Cambridge Holdings, Ltd. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended March 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended June 30, 1999.



                                  Page 3 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                       MARCH 31,       JUNE 30,
                                                         2000           1999
                                                     (UNAUDITED)
   ASSETS
CURRENT:
  Cash and cash equivalents                          $   230,419     $   194,447
  Investment securities - available for sale           1,012,076       1,683,136
  Investment in LLCs                                      25,650              --
  Notes receivable-related party                         999,338         905,636
  Allowance for uncollectable accounts                  (399,338)             --
  Deferred tax asset                                      44,000          44,000
  Prepaids and other                                      44,160          45,888
  Real estate developments                               939,199         939,199
                                                     -----------     -----------

Total current assets                                   2,895,504       3,812,306
                                                     -----------     -----------
LONG-TERM ASSETS
  Fixed assets, net                                       30,763          27,130

                                                     -----------     -----------
                                                     $ 2,926,267     $ 3,839,436

                                                     ===========     ===========


                                  Page 4 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                        MARCH 31,      JUNE 30,
                                                          2000           1999
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                 $    19,184    $    14,751
  Deferred income taxes                                    17,150         17,150
  Notes Payable                                                --        665,782


                                                      -----------    -----------
Total current liabilities                                  36,334        697,683

                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
  shares authorized:  3,029,870 shares issued and
  outstanding as of March 31, 2000 and
  June 30, 1999                                            75,747         75,747
  Additional paid-in capital                            2,997,292      2,997,292
  Retained earnings                                      (353,163)        39,653
  Net unrealized gain on investment
     securities available for sale                        170,057         29,061
                                                      -----------    -----------

Total stockholders' equity                              2,889,933      3,141,753

                                                      -----------    -----------

                                                      $ 2,926,267    $ 3,839,436
                                                      ===========    ===========


                                  Page 5 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months   Three Months   Nine Months    Nine months
                                               ended          ended          ended          ended
                                           Mar. 31, 2000  Mar. 31, 1999  Mar. 31, 2000  Mar. 31, 1999
REVENUES:
   Realized gains (losses) on sales of
       investment securities                $    38,472    $    87,655    $    19,585    $    86,413
   Unrealized Gains (losses) on
       Securities held for trading                   --          1,374             --        (27,555)
   Interest and dividend income                   7,424         22,060         39,058         38,594
   Collection of Note Receivable
       Previously written off                    40,000             --         70,000             --
   Rental Income                                  8,550             --         25,650             --

                                            -----------    -----------    -----------    -----------
Total revenues                                   94,446        111,089        154,293         97,452


                                            -----------    -----------    -----------    -----------

EXPENSES:
   Operating, general, and administrative        47,486         38,974        126,684        128,637
   Investment write off                         399,338             --        399,338        101,278
   Interest                                       2,553         15,028         21,087         45,168

                                            -----------    -----------    -----------    -----------
Total expenses                                  449,377         54,002        547,109        275,083


                                            -----------    -----------    -----------    -----------
NET LOSS                                    $  (354,931)   $    57,087    $  (392,816)   $  (177,631)
   Other Comprehensive (loss),
       net of income tax:
   Unrealized holding gains (losses)           (226,920)        (4,948)       160,581        (72,046)

                                            -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                 $  (581,851)   $    52,139    $  (232,235)   $  (249,677)

                                            ===========    ===========    ===========    ===========
BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE:                        $      (.12)   $       .02    $      (.13)   $      (.05)

                                            ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                         3,029,870      3,157,629      3,029,870      3,302,031


                                            ===========    ===========    ===========    ===========


                                  Page 6 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         MAR. 31, 2000   MAR. 31, 1999
OPERATING ACTIVITIES:
   Net loss                                               $  (392,816)   $  (177,631)
   Adjustment to reconcile net loss to cash
     used in operating activities:
       Write off of investments                               399,338        101,278
       Interest income paid in investment securities          (25,954)            --
       Depreciation and amortization                           13,791         10,025
       Realized (gains) on sales of
         marketable & investment securities                   (62,619)       (86,413)
     Changes in operating assets and liabilities:
     Prepaids and other                                         1,728          6,502
     Accounts payable and accrued liabilities                   4,431            609


                                                          -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                         (62,101)      (145,630)


                                                          -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                         (17,423)        (6,322)
  Proceeds from sales of investment securities                821,386        261,430
  Collections on note receivable                                   --          2,500
  Investments in note receivable-related party                (93,702)       (90,569)
  Investment in LLCs                                          (25,650)
  Purchase of marketable securities                          (189,969)            --
  Proceeds from sales of marketable securities                269,213             --
  Purchases of investment securities                               --       (140,124)

                                                          -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     763,855         26,915


                                                          -----------    -----------
FINANCING ACTIVITIES:
  Principal payments on notes payable                        (665,782)        (3,713)
  Proceeds from exercise of stock options                          --          3,437
  Payments for repurchases of stock                                --       (194,821)

                                                          -----------    -----------
Net cash (used in) financing activities                      (665,782)      (195,097)

                                                          -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               35,972       (313,812)
CASH AND CASH EQUIVALENTS, beginning of period                194,447      1,674,523


                                                          -----------    -----------
Cash and cash equivalents, end of period                  $   230,419    $ 1,360,711


                                                          ===========    ===========


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


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. Construction on the properties was completed in early 1998. Due to the delay on the sale of these properties, it is presently expected that when sold, these properties will be sold at a loss. Management recorded an allowance for the loss on these note receivables in the amount of $399,300 during the quarter ended March 31, 2000. Due to the delay on sale of these properties, CVC Lot 19, LLC has agreed to rent the CVC Lot 19 home at a monthly rental fee of $5,700. As of the date of this filing, CVC Lot 19 LLC has collected $51,300 in rental income. CVC Lot 2, LLC agreed to rent the CVC Lot 2 home for a lease period of twelve months commencing on April 1, 2000 at a rate of $7,000 per month.

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

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire other real estate interests or businesses outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real


                                  Page 8 of 12
                                  Form 10-QSB
estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

For the nine-month period ended March 31, 2000, operating activities used cash of $62,100. The Company had interest income paid on investment securities of $26,000. Realized gains on sales of marketable securities were $62,600 offset by $43,000 in realized losses on investment securities. Prepaid expenses decreased by approximately $1,700 in the nine-month period ended March 31, 2000. The Company recorded depreciation on fixed assets of $13,800. Accounts payable and accrued liabilities increased by $4,400.

Cash provided by investing activities was $763,900 during the nine-month period ended March 31, 2000, of which approximately $821,400 and $269,200 was provided by the proceeds from sales of investment and marketable securities, respectively. The Company used $17,400 to purchase fixed assets. Approximately $190,000 was used to purchase marketable securities and $93,700 was loaned to related parties, CVC #19 LLC and CVC #2 LLC. Investments in Limited Liability Companies were approximately $25,700.

Financing activities during the nine-month period ended March 31, 2000 used cash of $665,800 that was used for principal payments on notes payable.

At March 31, 2000, the Company had cash and cash equivalents of $230,400 and working capital of $2,859,200. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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


                                  Page 9 of 12
                                  Form 10-QSB

The following table presents the components of other comprehensive income
(loss), net of tax:


Nine-months ended March 31,                2000       1999
                                         --------   --------
Holding gains (losses)                   $140,996   $(72,046)
Reclassification for realized losses       19,585         --

                                         --------   --------
Increase (Decrease) in net unrealized
  Securities gains recognized in other
    Comprehensive income                 $160,581   $(72,046)

                                         ========   ========

YEAR 2000 COMPLIANCE

The Company completed a review and risk assessment of all technology items used in its operations. The Company's accounting software program as well as other office software was upgraded during 1999 to be Year 2000 compliant. The Company incurred no significant operational problems due to the year 2000 problem.

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1999

The Company's revenues for the nine-month period ended March 31, 2000 totaled approximately $154,300, consisting of interest on temporary cash on hand and other money market instruments of $39,100 and realized gains on investment securities of $19,600. The Company received $70,000 on a note receivable that was previously written off. The Company received rental income of $25,650. Revenues for the nine-month period ended March 31, 1999 totaled approximately $125,000, which consisted of interest and dividend income of $38,600 and realized gains on investment securities of $86,400.

During the nine month period ended March 31, 2000, the Company provided for a loss on notes receivable from a related party for $399,300. Management feels that once the homes owned by CVC Lot 2, LLC and CVC Lot 19, LLC are sold, the Company will not be paid in full. Management estimates that the Company will be repaid $600,000 for both investments.

During the nine month period ended March 31, 1999, the Company incurred a write-downs of investments of $101,300 and a net decrease in the valuation of bonds and other securities held for trading of $27,600. The investment written off during the quarter was an investment in a partnership that management considers to be worthless. The decrease in the value of the bonds is directly related to the decline in market conditions.


                                 Page 10 of 12
                                  Form 10-QSB

During the nine-month periods ended March 31, 2000 and March 31, 1999, the Company incurred operating, general and administrative costs of approximately $126,700 and $128,600, respectively. The Company had losses before any income tax benefit for the nine-month period ended March 31, 2000 of approximately $392,800 as compared with $177,600 for the nine-month period ended March 31, 1999.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

On February 25, 2000, the Company filed a Report on Form 8-K indicating under
Item 4 a change in auditors from BDO Seidman, LLP to A.J. Robbins, P.C., effective February 23, 2000.


                                 Page 11 of 12
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                                 MARCH 31, 2000



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CAMBRIDGE HOLDINGS, LTD.



May 15, 2000                               By: /s/ Gregory Pusey
                                               --------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director


                                 Page 12 of 12
                                  Form 10-QSB

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule