Form 10KSB40
period 2000-06-30
CAMBRIDGE HOLDINGS LTD
filed 2000-10-11
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the annual period ended JUNE 30, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 2000
Commission file number 0-12962


                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-0826695
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


       7315 East Peakview Ave.                             80111
         Englewood, Colorado                             (Zip Code)
(Address of principal executive offices)

Issuer's telephone number, including area code (720) 529-3550

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $36,202 in revenues for the fiscal year ended June 30, 2000.

The aggregate market value of the voting stock held by non-affiliates was approximately $643,266 on September 26, 2000.

                                  Page 1 of 17
                                     10-KSB

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at September 26, 2000
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

During the fiscal year ended June 30, 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence and is offered for sale. Construction on the properties was completed in early 1998. Due to the delay on the sale of these properties, it is presently expected that when sold, these properties will be sold at a loss. Management recorded an allowance for the loss on these note receivables in the amount of $470,400 during the year ended June 30, 2000. Due to the delay on sale of these properties, CVC Lot 19 LLC rented the CVC Lot 19 home at a monthly rental fee of $5,700 for a nine-month period ending in May 2000. As the home is now vacant, management anticipates that some structural changes will be made to the home to make it more salable. CVC Lot 2 LLC agreed to rent the CVC Lot 2 home for a lease period of twelve months commencing on April 1, 2000 at a rate of $7,000 per month.

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

                                  Page 2 of 17
                                     10-KSB

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bore interest at 9% per annum. The Company paid the mortgage in full during the year ended June 30, 2000. The property was sold in July 2000 for $1,300,000 less property costs, closing fees and reimbursements, resulting in a net gain of $234,500.

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

In August 2000 the Company organized a new corporation in Colorado, CamCap, Inc. CamCap's business purpose is to identify and complete a merger or acquisition with a private entity. CamCap is currently a wholly-owned subsidiary of the Company, but the Company intends to spinoff these shares to the shareholders of the Company. It is anticipated that CamCap will file a registration statement to effect the spinoff. The spinoff may not be made until the registration statement becomes effective.

     (b) COMPETITION. The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities, many of which have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the quality of the investments, the geographic location of the property, the amount of new construction in the area and the design and appearance of the property. The Company's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Company's properties will also be competitive factors.

     EMPLOYEES. The Company has no full-time employees; however, Gregory Pusey, the Company's President, devotes a significant amount of time to the affairs of the Company.

Item 2. DESCRIPTION OF PROPERTIES.

     The Company's administrative activities are conducted at the Company's corporate headquarters located in Englewood, Colorado in space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of

                                  Page 3 of 17
                                     10-KSB

$750 for rent and certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

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


                                     PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2000 and 1999 are as follows:

Quarter Ended                                High Bid                   Low Bid
---------------------------------------------------------------------------------
June 30, 2000                                  $.47                      $.47
March 31, 2000                                 $.47                      $.47
December 31, 1999                              $.47                      $.47
September 30, 1999                             $.47                      $.47
June 30, 1999                                  $.47                      $.47
March 31, 1999                                 $.47                      $.45
December 31, 1998                              $.45                      $.34375
September 30, 1998                             $.34375                   $.28125


     At September 26, 2000 the number of holders of record of the Company's common stock was 990. No cash dividends were paid during the years ended June 30, 2000 and 1999.

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

                                  Page 4 of 17
                                     10-KSB

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2000, the Company had cash and cash equivalents of $499,700 and working capital of $2,566,100. CVC Lot 2 LLC and CVC Lot 19 LLC (the "LLC's") have incurred debt financing in the amounts of $1,041,600 and $1,063,100, respectively, for the construction of the luxury residential properties. In addition to the debt financing, the Company has notes receivable and loans with CVC Lot 2 LLC of $540,300 and CVC Lot 19 LLC of $480,100 for interest on the mortgages on each property, aid in completing and selling the residential property and for sale of land to the LLC's. Due to the delay on the sale of these properties, it is presently expected that when sold, these properties will be sold at a loss. Management recorded an allowance for the loss on these note receivables in the amount of $470,400 during the year ended June 30, 2000. Due to the delay on sale of these properties, CVC Lot 19 LLC rented the CVC Lot 19 home at a monthly rental fee of $5,700 for a nine-month period ending in May 2000. As the home is now vacant, management anticipates that some structural changes will be made to the home to make it more salable. Although the specific structural changes have not been finalized, management expects that the changes will cost between $50,000 and $150,000. CVC Lot 2 LLC is renting the CVC Lot 2 home for a lease period of twelve months commencing on April 1, 2000 at a rate of $7,000 per month.

     In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000, including a mortgage of $675,000. The mortgage bore interest at 9% per annum. The Company paid the mortgage in full during the year ended June 30, 2000. The property was sold in July 2000 for $1,300,000 less property costs, closing fees and reimbursements, resulting in a net gain of $234,500. As a result of the sale of this property, cash and cash equivalents increased by approximately $1,200,000 in July 2000.

     During the quarter ended December 31, 1998, the Company commenced an offer to its shareholders to tender shares of the Company's common stock to the Company at a price of $.45 per share. The tender offer was concluded during the quarter ended March 31, 1999. The Company purchased 378,530 shares for a total of $170,338 in the tender offer.

     For the period ended June 30, 2000, operating activities generated a positive cash flow of $65,900 as compared to a negative cash flow of $186,200 for the year ended June 30, 1999. The Company had no interest income paid on investment securities during the year ended June 30, 2000 and had $77,800 paid on investment securities during the year ended June 30, 1999. The Company wrote-down the value of two investments that were determined to be worthless for $206,300 during the year ended June 30, 1999. Gains from the sale of investment securities increased from a loss of $101,400 to a gain of $11,700 and depreciation increased from $17,800 in 1999 to $18,200 in 2000. The Company recorded a deferred tax asset of $44,000 in 1999 and increased it to $75,000 in 2000 to reflect the tax benefits from capital loss carry forwards that will be realizable in the future. Prepaid expenses and other decreased by $53,000 in the year ended June 30, 2000. Other accrued liabilities decreased by $12,200 in 2000.

                                  Page 5 of 17
                                     10-KSB

     Cash provided by investing activities was approximately $905,100 during the year ended June 30, 2000 compared to cash used in investing activities of $1,099,300 during the year ended June 30, 1999. Approximately $190,000 was used to purchase investment securities during the year ended June 30, 2000 compared to $1,913,200 in 1999. The Company purchased fixed assets for $6,300 in the year ended June 30, 1999 and $17,423 in the year ended June 30, 2000. Investments in notes receivable were $114,800 and $131,300 in 2000 and 1999 respectively. Cash provided from investing activities during fiscal 2000 was from the proceeds from sales of investment securities of $1,227,300 and $0 were from the collection of notes receivable. In the comparable period in 1999, cash provided from investing activities was from proceeds from sales of investment securities of $909,100 and $42,500 was the collection of notes receivable. The values of the land and securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

     Cash used in financing activities during the year ended June 30, 2000 totaled $665,800 which was used for principal payments on notes payable. Cash used in financing activities during the year ended June 30, 1999 totaled $194,700. Of this total, $5,000 was used for principal payments on notes payable, $170,300 was used to repurchase common stock and $22,800 was for payment of costs to repurchase common stock. These outflows were offset by cash generated from the exercise of stock options of $3,400.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     The Company's revenues for the year ended June 30, 2000 totaled approximately $36,200, consisting of losses on the sale of securities of approximately $11,700 offset by interest and dividend income of $47,900. Revenues for the year ended June 30, 1999 totaled approximately $202,500, consisting of net gains on the sale of securities of approximately $101,400 and interest and dividend income of $101,100. The Company's dividend and interest income decreased primarily because of an increase in use of funds for real estate development and investments in bond funds in 2000. The Company's net realized gains on sales of investment securities and cash equivalents decreased primarily as a result of the sale of bond mutual funds and other investment securities.

     During the years ended June 30, 2000 and June 30, 1999, the Company incurred operating, general and administrative costs of approximately $161,300 and $175,400, respectively. The Company also incurred a write-down of impaired assets of $206,300 in 1999. During the year ended June 30, 1999, the Company wrote off its investment in a partnership totaling $101,300 as it had not been repaid under the terms of the bridge loan agreement. The Company filed suit against the general partner of the partnership to collect its investment and collected $70,000 during the year ended June 30, 2000. The Company had a loss before taxes for the year ended June 30, 2000 of approximately $546,600 as compared with a loss before taxes of approximately $239,300 for the year ended June 30, 1999. The Company recognized tax benefits of $48,000 in 2000 and $57,000 in 1999, as a result of net operating losses.

                                  Page 6 of 17
                                     10-KSB

INCOME TAXES

     As discussed in Note 6 to the accompanying financial statements, the Company has $114,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which capital losses will be carried forward to future tax filings and allow the Company to realize a $75,000 tax benefit. A valuation allowance of $39,000 has been established for the remainder of the net deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

Item 7. FINANCIAL STATEMENTS.

     See pages F-1 through F-18.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     (a)  Previous independent accountants

          (i) On February 24, 2000, BDO Seidman, LLP resigned as independent accountants for the Company.

          (ii) The reports of BDO Seidman, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

          (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

          (iv) In connection with its audits for the two most recent fiscal years and through February 24, 2000, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

          (v) BDO Seidman LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of such letter, dated February 25, 2000, was filed as Exhibit 16 to the Company's Form 8-K Report regarding the change in accountants.

     (b)  New independent accountants

     The Company has engaged AJ. Robbins, P.C. as its new independent accountants as of February 24, 2000. During the two most recent fiscal years and through February 24, 2000, the Company has not consulted with AJ. Robbins, P.C. regarding either (i) the

                                  Page 7 of 17
                                     10-KSB
     application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS.

                                            Date First
                                             Elected                     Principal Occupation
Name                              Age       Director                        and Employment
----                              ---       ----------                   --------------------
Gregory Pusey                     48           1982        President, treasurer and director. Mr. Pusey is also the
                                                           president of Livingston Capital, Ltd., a venture capital and business consulting firm, and an officer and director of Advanced
                                                           Nutraceuticals, Inc., a company organized to do business in the nutritional supplement industry. Mr. Pusey was a consultant and at times a director of Nutrition for Life International from 1986 to 1999. Mr. Pusey graduated from Boston College in 1974 with a
                                                           BS in finance.

John H. Altshuler                 69           1991        Director. Dr. Altshuler is a medical doctor with a specialty in hematology. He maintains a laboratory and a private medical practice and has served as a medical consultant since 1965. Dr.
                                                           Altshuler graduated from McGill University in 1959 with a
                                                           doctorate in medicine.

Scott Menefee                     35           1993        Director. Mr. Menefee is a Real Estate Manager for Opus
                                                           Northwest, LLC. a large commercial real estate development firm.
                                                           Prior to his current position, he served as a Leasing Manager for
                                                           Vector Property Services, LLC. From 1992 through early 1997. Mr.
                                                           Menefee was a Leasing Manager for Brookfield Development. Mr.
                                                           Menefee graduated from Southern Methodist University with a MBA in 1989.

Jeffrey G. McGonegal              49           2000        Secretary and Director. Mr. McGonegal has served as Senior Vice
                                                           President-

                                  Page 8 of 17
                                     10-KSB

                                                           Finance of Advanced Nutraceuticals, Inc. since February 2000.
                                                           Since 1997, Mr. McGonegal has also served as Managing Director of
                                                           McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman,
                                                           LLP, Mr. McGonegal served as managing partner of the Denver,
                                                           Colorado office. Mr. McGonegal is a member of the Board of
                                                           Directors of The Rockies Venture Club, Inc. and Colorado Venture
                                                           Centers, Inc. He received a BA degree in accounting from Florida
                                                           State University.


     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2000, the Company's Board of Directors held three meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2000.

Item 10. EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 2000 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                              Annual Compensation                                   Awards              Payouts
                            ---------------------------                     -----------------------     -------
                                                                Other        Restricted                   LTIP
Name and                    Fiscal     Salary                  Annual           Stock       Options     Payouts       All Other
Principal Position           Year      ($)(1)     Bonus     Compensation      Awards($)      (#)          ($)     Compensation($)(2)
Gregory Pusey, President     2000      60,000      -0-          -0-             -0-          -0-          -0-           5,207
                             1999      60,000      -0-          -0-             -0-          -0-          -0-           4,924
                             1998      60,000      -0-          -0-             -0-          -0-          -0-           5,993


                                  Page 9 of 17
                                     10-KSB

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

     (2) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 2000 is health insurance premiums of $5,207 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 1999 is health insurance premiums of $4,924. The amount shown for the year ended June 30, 1998 is health insurance premiums in the amount of $3,852 and auto lease payments of $2,141.

     (b)  OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1999.

                                              % of Total
                                                Options
                                               Granted to         Exercise or
                            Options       Employees/Directors     Base Price
Name                      Granted (#)        in Fiscal Year         ($/Sh)        Expiration Date
----                      -----------     -------------------     -----------     ---------------
Gregory Pusey                30,000               50%                 $.52             4/15/04
John Altshuler               10,000               17%                 $.47             4/15/04
Scott Menefee                10,000               17%                 $.47             4/15/04
Donald Yager (1)             10,000               17%                 $.47             4/15/04


(1) Donald Yager resigned his position as Secretary and Director of the Company in August 2000.

1988 STOCK OPTION PLAN. During the fiscal year ended June 30, 1989 the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan is designed to provide incentives for key employees of the Company. In September 1992, the shareholders approved an increase from 200,000 to 400,000 in the number of shares issuable pursuant to the 1988 Plan and the elimination of a provision of the 1988 Plan that limited the number of shares underlying options that could be granted to any one individual to 40,000 shares in a fiscal year. The 1988 Plan terminated in May 1999, except that previously granted options will remain outstanding until terminated in accordance with the individual option agreements.

     All the outstanding options granted pursuant to the 1988 Stock Option Plan are exercisable at a price of not less than 100 percent of the fair market value on their respective dates of grant.

NON-DISCRETIONARY STOCK OPTION PLAN. During the fiscal year ended June 30, 1992, the Company adopted a Non-Discretionary Stock Option Plan pursuant to which the Company was authorized to grant options to purchase up to an aggregate of 250,000 shares of the Company's common stock to reward non-employee directors for their participation and contributions to the Company. The Non-Discretionary Stock Option Plan terminated in

                                  Page 10 of 17
                                     10-KSB

September 1997. Outstanding options will remain exercisable in accordance with the terms of the individual option agreements.

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

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 1999 Plan if selected by the Option Committee. Any consultant to the Company, including Directors, will also be eligible to receive option grants under the 1999 Plan if authorized by the Option Committee.

The 1999 Plan authorizes the grant of options to purchase up to 1,000,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 60,000 shares. All of these options were granted on April 16, 1999. Of the options to purchase up to 60,000 shares, options to purchase 10,000 shares were granted to each of John H. Altshuler, Scott L. Menefee, and Donald
E. Yager, directors of the Company, and options to purchase up to 30,000 shares were granted to Gregory Pusey, President and Director of the Company. The options granted to Dr. Altshuler and Messrs. Menefee and Yager are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable upon shareholder approval of the 1999 Plan through April 15, 2004. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.

The 1999 Plan was designed to permit the Option Committee to grant stock options that qualify as "incentive stock options" or options that do not so qualify. The option grant to Mr. Pusey

                                  Page 11 of 17
                                     10-KSB
was intended to qualify as an incentive stock option, and the option grants to the other directors are not intended to so qualify.

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

Options granted under the 1999 Plan may not be transferred except by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order or the Employee Retirement Income Security Act. The Board of Directors may amend or terminate the 1999 Plan at any time. No amendments may be made without the approval of the Company's shareholders to the extent such approval is required by law or agreement. The 1999 Plan will continue until April 15, 2009, unless abandoned or terminated at an earlier time.

2000 STOCK OPTION PLAN. In September 2000, the Board of Directors of the Company, adopted, subject to shareholder approval, the 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to promote the interests of the Company and its shareholders by:

     -    Attracting and retaining key personnel;

     - Providing participants a significant stake in the performance of the Company;

     - Providing an opportunity for participants to increase their holdings of the Company's common stock.

The 2000 Plan is administered by the Option Committee. The Option Committee consists of the Board of Directors or a committee of the Board of Directors, as the Board of Directors may from time to time designate, composed of not less than two members of the Board of Directors, each of whom shall be a director who is not employed by the Company. The Option Committee currently consists of the full Board of Directors. The Option Committee has the authority to select employees and consultants to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The Option Committee has the authority to establish rules for the administration of the 2000 Plan, and its determinations and interpretations are binding.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 2000 Plan if selected by the Option

                                  Page 12 of 17
                                     10-KSB

Committee. Any consultant to the Company, including Directors, will also be eligible to receive option grants under the 2000 Plan if authorized by the Option Committee.

The 2000 Plan authorizes the grant of options to purchase up to 500,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 140,000 shares. All of these options were granted on September 18, 2000. Of the options to purchase up to 140,000 shares, options to purchase 20,000 shares were granted to each of John H. Altshuler and Scott L. Menefee, directors of the Company, and options to purchase up to 50,000 shares were granted to each of Gregory Pusey, President and Director of the Company and Jeffrey G. McGonegal, Secretary and Director of the Company. The options granted to Dr. Altshuler and Messrs. Menefee and McGonegal are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable from the later to occur of September 18, 2001 or upon shareholder approval of the 2000 Plan through September 17, 2010. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.

The 2000 Plan was designed to permit the Option Committee to grant stock options that qualify as "incentive stock options" or options that do not so qualify. The option grant to Mr. Pusey was intended to qualify as an incentive stock option, and the option grants to the other directors are not intended to so qualify.

In addition to stock options, the Company may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include, but are not limited to, continued employment or the achievement of specified performance goals or objectives. No restricted common stock has been issued pursuant to the 2000 Plan.

Certain corporate transactions or events such as stock splits, recapitalizations, spin-offs, mergers, etc. may directly affect the number of outstanding shares and/or the value of the outstanding common stock. If such transactions occur, the Option Committee may adjust the number of shares that may be granted under the 2000 Plan, as well as the limits on individual option grants. The Option Committee may adjust the number of shares and the exercise price under outstanding options, and may make other adjustments, which are thought to be in the best interest of the Company.

Options granted under the 2000 Plan may not be transferred except by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order or the Employee Retirement Income Security Act. The Board of Directors may amend or terminate the 2000 Plan at any time. No amendments may be made without the approval of the Company's shareholders to the extent such approval is required by law or agreement. The 2000 Plan will continue until September 17, 2010, unless abandoned or terminated at an earlier time.

                                  Page 13 of 17
                                     10-KSB

     (c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                              Shares           Number of Shares            Value of Unexercised
                             Received             Underlying                   In-The-Money
Name                       Upon exercise      Unexercised Options         Options at 6/30/00 ($)
----                       -------------      -------------------         ----------------------
Gregory Pusey                   -0-                  30,000                       -0-
Scott Menefee                   -0-                  20,000                     300.00
Donald Yager                    -0-                  20,000                     300.00
John Altshuler                  -0-                  20,000                     300.00


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership as of October 2, 2000 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                        Number of     Percent of
Beneficial Owner                         Shares         Class
----------------                        ---------     ----------
John H. Altshuler                              0         0%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                             40,000         1.3%
971 Garfield Street
Denver, CO 80206 (2)

Gregory Pusey                          1,591,218        52.5%
8101 E. Dartmouth #58
Englewood, CO 80231 (3)

Cede & Co.                               460,441        15.2%
PO Box 222
New York, NY 10274

Jeffrey G. McGonegal                           0         0%
1905 W. Valley Vista Drive
Castle Rock, CO 80104 (4)

E. Jeffrey Peierls                       307,824        10.2%
73 S. Holman Way
Golden, CO 80401 (5)

All officers and directors as a        1,631,218        53.8%
group (4 persons) (1) (2) (3) (4)


     (1) Does not include options which are not currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 20,000 shares that have been granted under the 2000 Plan.

                                  Page 14 of 17
                                     10-KSB

     (2) Does not include options which are not currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 20,000 shares that have been granted under the 2000 Plan.

     (3) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 96,411 shares owned by Mrs. Pusey, individually or as custodian for their minor children. Does not include options which are not currently exercisable to purchase 30,000 shares that have been granted under the 1999 Plan and 50,000 shares that have been granted under the 2000 Plan.

     (4) Does not include options which are not currently exercisable to purchase 50,000 shares that have been granted under the 2000 Plan.

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

                                  Page 15 of 17
                                     10-KSB

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

     (10)(m) 1999 Stock Option Plan filed as exhibit (10)(m) in the Registrant's Report on Form 10-KSB for the year ended June 30, 1999 is incorporated herein by this reference.

     (10)(n) 2000 Stock Option Plan.

                                  Page 16 of 17
                                     10-KSB

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAMBRIDGE HOLDINGS, LTD.

Date: October 11, 2000                 By: /s/ Gregory Pusey           .
                                           -----------------------------
                                           Gregory Pusey
                                           President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 11, 2000                 By: /s/ Gregory Pusey           .
                                           -----------------------------
                                           Gregory Pusey
                                           President, Treasurer and Director


Date: October 11, 2000                 By: /s/ Jeffrey G. McGonegal    .
                                           -----------------------------
                                           Jeffrey G. McGonegal
                                           Secretary and Director


Date: October 11, 2000                 By: /s/ John H. Altshuler       .
                                           -----------------------------
                                           John H. Altshuler, Director


Date: October 11, 2000                 By: /s/ Scott Menefee           .
                                           -----------------------------
                                           Scott Menefee, Director



                                  Page 17 of 17
                                     10-KSB

                            CAMBRIDGE HOLDINGS, LTD.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                      INDEX

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                F-2

Independent Auditors' Report                                                F-3

Balance Sheet                                                               F-4

Statements of Operations and Comprehensive Loss                             F-5

Statements of Changes in Stockholders' Equity                               F-6

Statements of Cash Flows                                                    F-7

Notes to Financial Statements                                               F-8


                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cambridge Holdings, Ltd.
Englewood, Colorado


We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2000, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2000, and the results of its operations and comprehensive loss and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       AJ. ROBBINS, PC
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                         AND CONSULTANTS

DENVER, COLORADO
SEPTEMBER 18, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Cambridge Holdings, Ltd.
Vail, Colorado

We have audited the accompanying statements of operations and comprehensive loss, stockholders' equity and cash flows of Cambridge Holdings, Ltd. for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and comprehensive loss and cash flows of Cambridge Holdings, Ltd. for the year ended June 30, 1999, in conformity with generally accepted accounting principles.



Denver, Colorado
August 30, 1999

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                   $   499,673
     Investment securities - available for sale, net                                 507,125
     Notes receivable - related parties                                              550,000
     Deferred tax asset                                                               75,000
     Real estate development                                                         939,199
                                                                                 -----------
                  Total Current Assets                                             2,570,997

PROPERTY AND EQUIPMENT, net                                                           26,315
                                                                                 -----------
                                                                                 $ 2,597,312
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $     4,878
                                                                                 -----------
                  Total Current Liabilities                                            4,878
                                                                                 -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,029,870 issued and outstanding                                 75,747
     Additional paid-in capital                                                    2,997,292
     Retained earnings (deficit)                                                    (458,970)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized (losses) on securities
             available for sale                                                      (21,635)
                                                                                 -----------
                  Total Stockholders' Equity                                       2,592,434
                                                                                 -----------
                                                                                 $ 2,597,312
                                                                                 ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
REVENUES:
     Net realized gains (losses) on sales of
         investment securities                                      $   (11,697)      $   101,359
     Interest and dividend income                                        47,899           101,120
                                                                    -----------       -----------
                  Total revenues                                         36,202           202,479
                                                                    -----------       -----------

OTHER INCOME (EXPENSE):
     Operating, general and administrative                             (161,312)         (175,372)
     Investment write-off                                                  --            (206,278)
     Interest expense                                                   (21,087)          (60,168)
     Impairment allowance on notes receivable, related parties         (470,426)             --
     Other income                                                        70,000              --
                                                                    -----------       -----------
                  Net Other Income (Expense)                           (582,825)         (441,818)
                                                                    -----------       -----------
(LOSS) BEFORE INCOME TAXES                                             (546,623)         (239,339)

INCOME TAX (BENEFIT)                                                    (48,000)          (57,000)
                                                                    -----------       -----------
NET (LOSS)                                                             (498,623)         (182,339)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax -
     Unrealized holding gains (losses)                                  (50,696)           18,521
                                                                    -----------       -----------
COMPREHENSIVE (LOSS)                                                $  (549,319)      $  (163,818)
                                                                    ===========       ===========
NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED                      $      (.16)      $      (.06)
                                                                    ===========       ===========
Weighted average number of
     common shares outstanding                                        3,029,870         3,295,337
                                                                    ===========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                                                                                                        Accumulated
                                                 Common Stock            Additional                        Other          Total
                                          -------------------------       Paid-in         Retained     Comprehensive   Stockholders'
                                            Shares         Amount         Capital         Earnings     Income/(Loss)      Equity
                                          ---------     -----------     -----------     -----------    -------------   -------------
BALANCE, June 30, 1998                    3,398,400     $    84,960     $ 3,177,735     $   221,992     $    10,540     $ 3,495,227
  Net (loss) for the year                      --              --              --          (182,339)           --          (182,339)
  Shares issued from
    exercise of stock options                10,000             250           3,187            --              --             3,437
  Repurchase of shares at $.45 share,
    plus costs of$22,755                   (378,530)         (9,463)       (183,630)           --              --          (193,093)
  Net unrealized gains on
    securities available for sale              --              --              --              --            18,521          18,521
                                          ---------     -----------     -----------     -----------     -----------     -----------
BALANCE, June 30, 1999                    3,029,870          75,747       2,997,292          39,653          29,061       3,141,753
  Net unrealized (losses) on
    securities available for sale              --              --              --              --           (50,696)        (50,696)
  Net (loss) for the year                      --              --              --          (498,623)           --          (498,623)
                                          ---------     -----------     -----------     -----------     -----------     -----------
BALANCE, June 30, 2000                    3,029,870     $    75,747     $ 2,997,292     $  (458,970)    $   (21,635)    $ 2,592,434
                                          =========     ===========     ===========     ===========     ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                For the Years Ended June 30,
                                                                               -----------------------------
                                                                                  2000              1999
                                                                               -----------       -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                     $  (498,623)      $  (182,339)
  Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
       Write off of investments                                                       --             206,278
       Impairment allowance on notes receivable, related parties (Note 4)          470,434              --
       Interest income paid in investment securities                                  --             (77,796)
       Depreciation and amortization                                                18,238            17,792
       Realized (gains) losses on sale of investment securities                     11,697          (101,359)
       Deferred income taxes                                                        28,116           (44,000)
  Changes in:
       Prepaids and other                                                           45,888            (7,085)
       Accrued liabilities and other                                                (9,873)            2,358
                                                                               -----------       -----------
         Cash Flows Provided (Used) By Operating Activities                         65,877          (186,151)
                                                                               -----------       -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                                               (189,969)       (1,913,184)
  Proceeds from sale of investment securities                                    1,227,321           909,077
  Investments in notes receivable - related parties                               (114,798)         (131,333)
  Collection on notes receivable - related parties                                    --              42,500
  Purchases of property and equipment                                              (17,423)           (6,322)
                                                                               -----------       -----------
         Cash Flows Provided (Used) By Investing Activities                        905,131        (1,099,262)
                                                                               -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Payments of costs to repurchase common stock                                        --             (22,755)
  Payments to repurchase common stock                                                 --            (170,338)
  Principal payments on note payable                                              (665,782)           (5,007)
  Proceeds from exercise of stock options                                             --               3,437
                                                                               -----------       -----------
         Cash Flows Used In Financing Activities                                  (665,782)         (194,663)
                                                                               -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               305,226        (1,480,076)

CASH AND CASH EQUIVALENTS, beginning of year                                       194,447         1,674,523
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                         $   499,673       $   194,447
                                                                               ===========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cambridge Holdings, Ltd. ("Cambridge" or "The Company") was incorporated on June 23, 1980 under the laws of the State of Colorado. The Company has purchased two undeveloped lots in the Cordillera Valley Club, located near Vail, Colorado and has sold the properties to two separate limited liability companies (LLC's). With their partner in the LLC's, the Company has built a separate luxury residence on each parcel for resale. The Company also explores other business acquisitions, opportunities and investments.

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

INVESTMENT SECURITIES

Investment securities classified as available for sale are those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

REVENUE RECOGNITION

Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Depreciation expense of property and equipment was $18,238 and $17,792 for the years ended June 30, 2000 and 1999, respectively.

INVESTMENT IN LLC

The investments in LLC's are accounted for under the equity method.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. During the year ended June 30, 2000 the Company recorded an allowance against its notes receivables from the LLC's of $470,434 because the Company does not believe it will realize the full amounts due under the notes receivables.

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Options to purchase 90,000 and 120,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 2000 and 1999, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, Cambridge Holdings, Ltd. adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME (LOSS) ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income
(loss).

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (Holding gains (losses), and (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). This reclassification has no effect on total comprehensive income (loss) or shareholder's equity.

The following table presents the components of other comprehensive income
(loss), net of tax:

     Years ended June 30, (net of tax)                             2000           1999
                                                                 --------       --------
     Holding (losses)                                            $(24,587)      $(13,512)
     Reclassification for realized gains (losses)                 (26,109)        32,033
                                                                 --------       --------
     Increase (decrease) in net unrealized securities gains
       (losses) recognized in other comprehensive income         $(50,696)      $ 18,521
                                                                 ========       ========

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENT

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

RECLASSIFICATION

Certain amounts reported in the Company's financial statements for the year ended June 30, 1999 have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENT SECURITIES

At June 30, 2000 the Company's market value of available for sale securities consisted of the following:

                                                       Gross
                                                     Unrealized        Estimated
                                      Cost             (Loss)          Fair Value
Common and preferred stocks         $543,452         $(37,536)         $505,916
Bond Funds                             1,209             --               1,209
                                    --------         --------          --------
Total                               $544,661         $(37,536)         $507,125
                                    ========         ========          ========


The Company realized net gains (losses) of $(11,697) and $101,359 on the sale of investment securities for the years ended June 30, 2000 and 1999, respectively.

The Company wrote off $105,000 in investment securities during the year ended June 30, 1999.

NOTE 3 - INVESTMENT IN PARTNERSHIP

In 1997 the Company invested $100,000 for a 10% interest in a partnership which entered into a bridge loan with a third party. During the year ended June 30, 1999, the Company wrote off its investment in the partnership totaling $101,278 as it had not been repaid under the terms of the bridge loan agreement and collection was doubtful. The Company pursued litigation and recovered $70,000 during 2000.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

In February 1997, the Company entered into agreements to become a member of two limited liability companies with the Zneimer Company, a real estate developer in the Vail, Colorado area. The Company and the Zneimer Company each hold a 50% interest in these companies, each of which built a separate luxury resident in the Vail Valley for resale. In December 1996 the Company purchased raw land near Vail for $366,400. This land, which is known as Cordillera Valley Club Lot #19, was conveyed to the limited liability company entitled CVC Lot 19, LLC in August 1997. In January 1997 the Company purchased raw land near Vail, known as Cordillera Valley Club Lot #2, for $356,700. This lot was conveyed to the limited liability company known as CVC Lot 2, LLC in May 1997. In both cases, the Company received a secured promissory note in an amount equal to the purchase price for the real estate plus expenses, and subsequently a mortgage guaranteed by Zneimer Company and Mr. and Mrs. Zneimer, personally, which have been subordinated to the secured construction loans provided by a financial institution. The notes receivable from CVC Lot 19, LLC and CVC Lot 2, LLC totaled $250,000 and $300,000 after an impairment allowance of $470,434 at June 30, 2000 and are due upon the consummation of the sale of the property. The Zneimer Company and Mr. Zneimer personally guaranteed $454,402, one half the original principal amount of the notes issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company.

The notes qualify as related party only due to the fact that the CVC LLC's are 50% owned by Cambridge Holdings, Ltd. The management of Cambridge Holdings, Ltd. has no interest in these properties other than as a shareholder of Cambridge Holdings, Ltd.

Separate unaudited condensed statement of operations of CVC Lot 2, LLC and CVC Lot 19, LLC, on a combined basis are as follows:

                                        FOR THE YEARS ENDED
                                             JUNE 30,
                                     -------------------------
                                       2000             1999
                                     ---------       ---------
                                           (UNAUDITED)
     Revenue                         $  71,901       $     122
     Expenses                          200,174           3,391
                                     ---------       ---------
     Net (loss) from operations      $(128,273)      $  (3,269)
                                     =========       =========


                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         June 30,
                                                           2000
                                                         -------
     Automobile                                          $30,762
     Furniture and fixtures                               29,757
     Office equipment                                      1,200
                                                         -------
     Total                                                61,719

     Less accumulated depreciation                        35,404
                                                         -------
                                                         $26,315
                                                         =======

NOTE 6 - INCOME TAXES (BENEFIT)

                              FOR THE YEARS ENDED
                                    JUNE 30,
                             2000           1999
                           --------       --------
     Current:
              Federal      $(48,000)      $(56,000)
              State            --           (1,000)
                           --------       --------
                           $(48,000)      $(57,000)
                           ========       ========

                                              June 30,
                                               2000
                                            ---------
     DEFERRED TAX ASSETS:
       Allowance for losses on
         investments                        $  54,000
       Net operating loss carryforward         60,000
                                            ---------
       Net deferred tax assets                114,000
       Less valuation allowance               (39,000)
                                            ---------
       Net deferred tax assets                 75,000
                                            ---------
       DEFERRED TAX LIABILITY                    --
                                            ---------
       Net deferred tax asset               $  75,000
                                            =========

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (BENEFIT) (Continued)

The Company has recorded a deferred tax asset of $75,000, which reflects the amount of tax benefit expected to be realized as a result of the available capital loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                                            FOR THE YEARS ENDED JUNE 30,
                                            ----------------------------
                                                2000            1999
                                             ---------       ---------
     Income tax benefit computed at the
       federal statutory rate                $(186,000)      $ (81,000)
     State income taxes, net of
       federal benefit                          (2,000)         (8,000)
     Increase in valuation allowance              --             1,000
     Other                                     140,000          31,000
                                             ---------       ---------
     Income tax benefit                      $ (48,000)      $ (57,000)
                                             =========       =========


The Company has a net operating loss carryforward of $161,000 which expires in 2020.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - NOTE PAYABLE

In July 1997, the Company purchased a parcel of raw land in Glenwood Springs, Colorado for $264,199 in cash and a $675,000 note payable. The 9% note required monthly payments of $5,431 and originally matured on July 15, 1999. The note was collateralized by the parcel of raw land. At June 30, 1999 the balance of the note payable was $665,782. The Company made a principal reduction of $300,000 on the original due date to extend the note to January 15, 2000, at which time the balance was paid in full.

NOTE 8 - STOCK OPTIONS

1999 STOCK OPTION PLAN

The Company's 1999 Stock Option Plan, as amended, has a maximum of 1,000,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of the grant. During 1999 the Company granted 60,000 options under the plan, which are scheduled to expire April 15, 2004. No options were granted during 2000.

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

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS (CONTINUED)

NON-DISCRETIONARY STOCK OPTION PLAN

The Company's Non-Discretionary Stock Option Plan (the "Plan"), as amended, was intended to reward non-employee directors' contributions to the Company. The number of shares of common stock reserved for issuance pursuant to the Plan was 250,000. The option price of shares under this Plan may not be less than the fair market value of common stock on the date of grant. The exercise term will expire three years from the date of grant. The Plan expired in September 1997. Individual grants of options expire under the terms of the option agreements.

PRO FORMA STOCK OPTION COMPENSATION

FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.13%; and an expected life of 5 years for the year ended June 30, 1999. There were no options granted during June 30, 2000. The Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

                                      FOR THE YEARS ENDED JUNE 30,
                                     ------------------------------
                                         2000              1999
                                     ------------      ------------
     Net loss as reported            $  (498,623)      $  (182,339)
     Net loss pro forma                 (498,623)         (194,880)
     Basic and diluted loss per
       share as reported                    (.16)             (.06)
     Basic and diluted loss per
       share pro forma                      (.16)             (.06)


                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                                                                                       FOR THE YEARS ENDED
                                                                                              JUNE 30,
                                                                         --------------------------------------------------
                                                                                  2000                         1999
                                                                         ----------------------      ----------------------
                                                                                       Weighted                    Weighted
                                                                                       Average                     Average
                                                                                       Exercise                    Exercise
                                                                          Shares         Price       Shares         Price
                                                                          -------      --------      -------       --------
Outstanding, beginning of year                                            120,000      $ .57625      160,000       $ .53805
  Granted                                                                    --           --          60,000         .50000
  Expired                                                                  30,000        .87500      (90,000)        .48000
  Exercised                                                                  --           --         (10,000)        .34375
                                                                          -------      --------      -------       --------
Outstanding, end of year                                                   90,000      $ .47667      120,000       $ .57625
                                                                          =======      ========      =======       ========
Options exercisable, end of year                                           90,000      $ .47667       60,000       $ .65750
                                                                          =======      ========      =======       ========
Weighted average fair value of options
  granted during the year                                                    --        $  --          60,000       $ .21000
                                                                          =======      ========      =======       ========


The following table summarizes information about stock options outstanding at June 30, 2000:

                       Options Outstanding                        Options Exercisable
                  ----------------------------                 -------------------------
                                     Weighted
                                     Average       Weighted                     Weighted
    Range of                        Remaining      Average                      Average
    Exercise          Number       Contractual     Exercise        Number       Exercise
     Prices        Outstanding     Life-Years        Price      Exercisable      Price
--------------     -----------     -----------     --------     -----------     --------
$ .44 to $ .52        90,000           2.6         $ .47667             90,000  $ .47667


                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. Cambridge's president is also president and Chief Executive Officer of Advanced Nutracueticals, Inc. ("ANII"). The Company held investment securities in ANII classified as available for sale and at June 30, 2000, the investments had an estimated fair value of $46,798.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                    FOR THE YEARS ENDED
                                         JUNE 30,
                                  ----------------------
                                    2000           1999
                                  --------      --------
Cash paid during year for:
  Interest                        $ 21,087      $ 60,168


NOTE 11 - SUBSEQUENT EVENTS

In August 2000 the Company formed a wholly owned subsidiary, CamCap, Inc. The Company intends to spin-off the common stock of CamCap, Inc. to its stockholders.

The Glenwood Springs parcel of land was sold in July 2000 for $1,300,000 less closing fees and reimbursements to net gain of $234,500.