Form 10QSB
period 2000-09-30
CAMBRIDGE HOLDINGS LTD
filed 2000-11-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ TO ______________

                         Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-0826695
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

   7315 East Peakview Avenue,                             80111
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


               Class                          Outstanding at November 8, 2000
    Common Stock, $.025 par value                        3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information..........................................................3

Balance Sheets as of September 30, 2000 and June 30, 2000...............................4

Statements of Operations for the three-month periods ended September 30,
2000 and September 30, 1999.............................................................5

Statements of Cash Flows for the three-month periods ended September 30,
2000 and September 30, 1999.............................................................6

Management's Discussion and Analysis of Financial Condition and Results of
Operations............................................................................7-9

Part II.  Other Information.............................................................9

Signature Page.........................................................................10


                                  Page 2 of 10
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000


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

In the opinion of management, the unaudited interim financial statements for the period ended September 30, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the year ended June 30, 2000.


                                  Page 3 of 10
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS


                                                                SEPTEMBER 30,            JUNE 30,
                                                                    2000                  2000
                                                                (UNAUDITED)

                                               ASSETS
CURRENT:
  Cash and cash equivalents                                   $     1,629,944        $       499,673
  Investment securities - available for sale                          563,263                507,125
  Notes receivable-related party                                      570,779                550,000
  Prepaid other                                                         3,030                     --
  Deferred tax asset                                                   75,000                 75,000
  Real estate developments                                                 --                939,199
                                                              ---------------        ---------------

Total current assets                                                2,842,016              2,570,997
                                                              ---------------        ---------------
LONG-TERM ASSETS
  Fixed assets                                                         21,867                 26,315
                                                              ---------------        ---------------

                                                              $     2,863,883        $     2,597,312
                                                              ===============        ===============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                    $        31,905        $         4,878
                                                              ---------------        ---------------

Total current liabilities                                              31,905                  4,878
                                                              ---------------        ---------------


STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding as of September 30, 2000 and
    June 30, 2000                                                      75,747                 75,747
  Additional paid-in capital                                        2,997,292              2,997,292
  Retained earnings (deficit)                                        (265,298)              (458,970)
  Net unrealized gain (loss) on investment
     securities available for sale                                     24,237                (21,635)
                                                              ---------------        ---------------

Total stockholders' equity                                          2,831,978              2,592,434
                                                              ---------------        ---------------

                                                              $     2,863,883        $     2,597,312
                                                              ===============        ===============



                                  Page 4 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months       Three Months
                                                                  ended              ended
                                                           September 30, 2000  September 30, 1999
REVENUES:
   Sale of real estate                                        $  1,300,000                  --
   Net realized losses on sales of
       investment securities                                            --        $     (7,289)
   Interest and dividend income                                     13,227              19,094
                                                              ------------        ------------

Total revenues                                                   1,313,227              11,805
                                                              ------------        ------------

EXPENSES:
   Operating, general, and administrative                           67,251              37,641
   Costs of real estate sold                                     1,057,304                  --
   Interest expense                                                     --              10,464
   Other (income)                                                   (5,000)                 --
                                                              ------------        ------------

Total Expenses                                                   1,119,555              48,105
                                                              ------------        ------------


NET INCOME (LOSS)                                                  193,672             (36,300)

Other Comprehensive income (loss), net of income tax-
   Unrealized holding gains (losses)                                45,872             (13,204)
                                                              ------------        ------------

COMPREHENSIVE INCOME (LOSS)                                   $    239,544        $    (49,504)
                                                              ============        ============

NET INCOME (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED:                                         $        .08        $       (.02)
                                                              ============        ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                     3,029,870           3,029,870
                                                              ============        ============


                                  Page 5 of 10
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               THREE MONTHS         THREE MONTHS
                                                                  ENDED                ENDED
                                                              SEPT. 30, 2000       SEPT. 30, 1999
OPERATING ACTIVITIES:
   Net income (loss)                                         $       193,672        $  (36,300)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Interest paid on investment securities                           (136)          (15,428)
       Depreciation and amortization                                   4,448             4,894
       Realized gains on sales of marketable securities                   --            (2,700)
   Changes in operating assets and liabilities:
     Prepaids and other                                               (3,030)            1,729
     Accounts payable and accrued liabilities                         27,027            (4,105)

                                                             ---------------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  221,981           (51,910)
                                                             ---------------        ----------
INVESTING ACTIVITIES:
  Purchase of investment securities                                  (11,500)          (59,976)
  Proceeds from sales of investment securities                            --           377,841
  Proceeds from sale of real estate                                  939,199                --
  Additions to note receivable-related party                         (20,779)          (24,772)
  Purchase of fixed assets                                                --           (17,423)
  Increase in value of trading securities                              1,370                --
                                                             ---------------        ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            908,290           275,670
                                                             ---------------        ----------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                     --          (305,840)
                                                             ---------------        ----------
Net cash (used in) financing activities                                   --          (305,840)
                                                             ---------------        ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,130,271           (82,080)
CASH AND CASH EQUIVALENTS,  beginning of period                      499,673           194,447
                                                             ---------------        ----------
Cash and cash equivalents,  end of period                    $     1,629,944        $  112,367
                                                             ===============        ==========

                                  Page 6 of 10
                                  Form 10-QSB

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

CVC Lot 19, LLC rented the CVC Lot 19 home at a monthly rental fee of $5,700 for a nine-month period ending in May 2000. The CVC Lot 19 home is now vacant and management anticipates some structural changes to attempt to make it more salable.

A contract to sell the CVC Lot 2 property for $1,565,000 was received and accepted in September 2000. Earnest money of $15,000 was deposited by the prospective buyers. The sale of the house is scheduled to close on April 16, 2001. This home being sold is currently rented at $7,000 per month expiring in April 2001, the approximate time the closing is scheduled to take place.

The lots are located in Cordillera Valley Club, a mountain golf community of 1 to 11-acre home sites and custom-designed residences, tennis courts, 15 miles of hiking and cross-country ski trails, a fly-fishing river, mountain bike and nature trails. The development is in a golf community planned with care for natural aesthetic values. Accordingly, the home sites in the community are being developed to minimize the impact of development upon the varied vegetation and indigenous wildlife unique to the area. Deer and elk grazing and calving areas have been carefully preserved along with native grasses, shrubs and trees. The home sites in the community have been planned to maximize mountain views, as well as the extensive aspen groves, forests of fir and spruce, and varied terrain of adjacent canyons and draws which is characteristic of the area.

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000 which property was sold in July 2000 for $1,300,000 less

                                  Page 7 of 10
                                  Form 10-QSB
property costs, closing fees and reimbursements, resulting in a net gain of approximately $252,500.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies engaged in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire businesses within or outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, current income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating or developing a particular property.

In August 2000 the Company organized a new corporation in Colorado, CamCap, Inc. ("CamCap"). CamCap's business purpose is to identify and complete a merger or acquisition with a private entity. CamCap is currently a wholly owned subsidiary of the Company, but the Company intends to spin off these shares to the shareholders of the Company. A registration statement covering the CamCap shares, was filed with the Securities and Exchange Commission (the "Commission") in October 2000, but is not complete and may be amended. The spin off will be completed following the CamCap registration statement being declared effective by the Commission.

For the three-month period ended September 30, 2000, operating activities generated cash flow of $222,000. The majority was generated through net income, combined with an increase in accounts payable and accrued liabilities of $27,000.

Cash provided by investing activities was $908,000 during the three-month period ended September 30, 2000, of which approximately $939,200 was provided by the proceeds from the sale of real estate. The Company used $11,500 to purchase investment securities and approximately $20,800 was loaned to related parties.

There were no financing activities during the three-month period ended September 30, 2000.

At September 30, 2000, the Company had cash and cash equivalents of $1,629,900 and working capital of $2,810,100. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial

                                  Page 8 of 10
                                  Form 10-QSB
expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income
(loss), net of tax:


Quarters ended September 30,                2000           1999
                                            ----           ----
Holding gains (losses)                    $ 45,872       $(20,493)
Reclassification for realized gains             --          7,289
                                          --------       --------

Increase (decrease) recognized in
  Other Comprehensive income              $ 45,872       $(13,204)
                                          ========       ========

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

The Company's revenues for the three-month period ended September 30, 2000 totaled approximately $1,313,200, consisting of proceeds from the sale of the Glenwood Springs property of $1,300,000 and interest on temporary cash on hand and other money market instruments of $13,200. Revenues for the three-month period ended September 30, 1999 totaled approximately $11,800, consisting of interest earned of $19,100, offset by realized losses on investment securities of $7,300.

During the three-month periods ended September 30, 2000 and September 30, 1999, the Company incurred operating, general and administrative costs of approximately $76,700 and $37,600, respectively. The increase in operating, general and administrative costs related primarily to increases in legal and accounting expenses. The cost of the Glenwood Springs property that was sold during the quarter was $1,047,900. The Company had net income for the three-month period ended September 30, 2000 of approximately $193,700 as compared with a loss of $36,300 for the three-month period ended September 30, 1999.

                           PART II. OTHER INFORMATION
Not Applicable.

                                  Page 9 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                               SEPTEMBER 30, 2000



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAMBRIDGE HOLDINGS, LTD.



November 10, 2000                          By: /s/ Gregory Pusey
                                              ---------------------------------
                                              Gregory Pusey
                                              President, Treasurer and Director

                                 Page 10 of 10
                                  Form 10-QSB

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27            Financial Data Schedule.