Form 10QSB
period 2000-12-31
CAMBRIDGE HOLDINGS LTD
filed 2001-02-08
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended DECEMBER 31, 2000
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


               Colorado                                  84-0826695
  (State or other jurisdiction of          (IRS Employer Identification Number)
     incorporation or organization)

         7315 East Peakview Avenue,                        80111
             Englewood, Colorado                         (Zip Code)

(Address of principal executive offices)
Issuer's telephone number, including area code       (303) 529-3550


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


            Class                            Outstanding at February 7, 2001
Common Stock, $.025 par value                            3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information...............................................................................3

Balance Sheets as of December 31, 2000 and June 30, 2000.....................................................4

Statements of Operations for the three and six-month periods ended December 31,
2000 and 1999................................................................................................5

Statements of Cash Flows for the six-month periods ended December 31,
2000 and 1999................................................................................................6

Management's Discussion and Analysis of Financial Condition and Results of
Operations................................................................................................7-10

Part II.  Other Information.................................................................................10

Signature Page..............................................................................................11



                                  Page 2 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                DECEMBER 31, 2000



                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the six months ended December 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2000.

                                  Page 3 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                  DECEMBER 31,      JUNE 30,
                                                                     2000             2000
                                                                  (UNAUDITED)
                                     ASSETS

CURRENT:
  Cash and cash equivalents                                       $  1,520,628    $   499,673
  Investment securities - available for sale                           332,942        507,125
  Notes receivable-related party                                       595,559        550,000
  Prepaid other                                                         12,930             --
  Deferred tax asset                                                    75,000         75,000
  Real estate developments                                                  --        939,199
                                                                  ------------    -----------

Total current assets                                                 2,537,059      2,570,997
                                                                  ------------    -----------
LONG-TERM ASSETS
  Fixed assets                                                          17,419         26,315
                                                                  ------------    -----------

                                                                  $  2,554,478    $ 2,597,312
                                                                  ============    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $      2,207    $     4,878
                                                                  ------------    -----------

Total current liabilities                                                2,207          4,878
                                                                  ------------    -----------


STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding as of December 31, 2000 and
    June 30, 2000                                                       75,747         75,747
  Additional paid-in capital                                         2,997,292      2,997,292
  Retained earnings (deficit)                                         (266,534)      (458,970)
  Net unrealized gain (loss) on investment
     securities available for sale                                    (254,234)       (21,635)
                                                                  ------------    -----------

Total stockholders' equity                                           2,552,271      2,592,434
                                                                  ------------    -----------


                                                                  $  2,554,478    $ 2,597,312
                                                                  ============    ===========


                                  Page 4 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months      Three Months     Six Months       Six months
                                                     ended            ended           ended             ended
                                                 Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 2000    Dec. 31, 1999
REVENUES:
Sale of real estate                              $          --    $          --    $   1,300,000               --
Realized losses on sales of
       investment securities                              (969)         (11,598)            (969)         (18,887)
   Interest and dividend income                         28,689           10,468           43,175           31,033
   Collection of Note Receivable
       Previously written off                           15,270           30,000           20,270           30,000
                                                 -------------    -------------    -------------    -------------

Total revenues                                          42,990           28,870        1,362,476           42,146
                                                 -------------    -------------    -------------    -------------

EXPENSES:
   Cost of real estate sold                                 --               --        1,057,304               --
   Operating, general, and administrative               45,485           40,368          112,736           78,009
   Interest                                                 --            8,070               --           18,534
                                                 -------------    -------------    -------------    -------------

Total expenses                                          45,485           48,438        1,170,040           96,543
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                $      (2,495)   $     (19,568)   $     192,436    $     (54,397)
   Other Comprehensive (loss),
       net of income tax:
   Unrealized holding gains (losses)                  (278,471)         419,592         (232,599)         406,388
                                                 -------------    -------------    -------------    -------------


COMPREHENSIVE INCOME (LOSS)                      $    (280,966)   $     400,024    $     (40,163)   $     351,991
                                                 =============    =============    =============    =============

BASIC AND DILUTED (LOSS)
   PER COMMON SHARE:                                       nil    $        (.01)   $         .06    $        (.02)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                3,029,870        3,029,870        3,029,870        3,029,870

==================================================================================================================



                                  Page 5 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              DEC. 31, 2000    DEC. 31, 1999
OPERATING ACTIVITIES:
   Net income (loss)                                          $     192,436    $     (54,397)
   Adjustment to reconcile net income (loss) to
     cash used in operating activities:
         Interest income paid in investment securities                   --          (22,222)
         Depreciation and amortization                                8,896            9,342
         Realized (gains) losses on sales of
           marketable securities                                        969          (24,147)
   Changes in operating assets and liabilities:
     Prepaids and other                                             (12,930)           1,728
   Real estate development                                          939,199               --
     Accounts payable and accrued liabilities                        (2,671)          (5,881)

                                                              -------------   --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               1,125,899          (95,577)

                                                              -------------   --------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                   --          (17,423)
   Proceeds from sales of investment securities                          --          627,976
   Purchase of investment securities                                  1,209               --
   Investments in note receivable-related party                     (45,559)         (57,101)
   Purchase of marketable securities                                (61,007)        (105,476)
   Proceeds from sales of marketable securities                         413          184,232
                                                              -------------   --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (104,944)         632,208

                                                              -------------   --------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                    --         (314,096)

                                                              -------------   --------------
Net cash (used in) financing activities                                  --         (314,096)

                                                              -------------   --------------
INCREASE IN CASH AND CASH EQUIVALENTS                             1,020,955          222,535
CASH AND CASH EQUIVALENTS, beginning of period                      499,673          194,447


                                                              -------------   --------------
Cash and cash equivalents, end of period                      $   1,520,628    $     416,982


========================================================================================================






                                  Page 6 of 11
                                  Form 10-QSB

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


LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The Funds conveyed by the Company to the two limited liability companies have been recorded as notes receivable to a related party on the Company's balance sheet. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence which was completed in early 1998 and is offered for sale. Due to the delay on the sale of these properties, it is presently expected that when sold, these properties will be sold at a loss. Management recorded an allowance for the expected loss on these notes receivable for $470,400 during the year ended June 30, 2000.

CVC Lot 19, LLC rented the CVC Lot 19 home at a monthly rental fee of $5,700 for a nine-month period ended May 2000. The CVC Lot 19 home is now vacant and management anticipates some structural changes to attempt to make it more salable.

A contract to sell the CVC Lot 2 property for $1,565,000 was received and accepted in September 2000. Earnest money of $15,000 was deposited by the prospective buyers. The sale of the house is scheduled to close on April 16, 2001. The house is currently rented at $7,000 per month expiring in April 2001, the approximate time the closing is scheduled to take place.



                                  Page 7 of 11
                                  Form 10-QSB

In 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000. The property was sold in July 2000 for $1,300,000 less property costs, closing fees and reimbursements, resulting in a net gain of approximately $242,700.


The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies engaged in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire businesses within or outside the real estate industry. From time to time, the Company also acquires equity securities, which have a potential for capital gains and losses or, in some cases, current income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating or developing a particular property.operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating the particular property.

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

For the six-month period ended December 31, 2000, operating activities provided cash of $883,000 arising primarily from the sale of real estate.

Cash used by investing activities was $105,000 during the six-month period ended December 31, 2000, of which approximately $61,000 was used to purchase marketable securities and $45,600 was loaned to related parties, CVC #19 LLC and CVC #2 LLC.

                                  Page 8 of 11
                                  Form 10-QSB

There were no financing activities during the six-month period ended December 31, 2000.

At December 31, 2000, the Company had cash and cash equivalents of $1,521,000 and working capital of $2,534,900. The Company believes that its working capital is adequate for its present real estate activities as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income
(loss), net of tax:


Six-months ended December 31,                                 2000                 1999
                                                           ----------           ----------
Holding gains (losses)                                     $ (232,599)          $  387,501
Reclassification for realized losses                               --               18,887
                                                           ----------           ----------

Increase (decrease) in net unrealized
  securities gains recognized in other
    comprehensive income                                   $ (232,599)          $  406,388
                                                           ==========           ==========


RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1999

The Company's revenues for the six-month period ended December 31, 2000 totaled approximately $1,362,500, consisting of the proceeds from the sale of real estate of $1,300,000, interest on temporary cash on hand and other money market instruments of $43,200 offset by realized losses on marketable security sales of $1,000. The Company received $20,300 in collections on a note receivable that was previously written off.

The Company's revenues for the six-month period ended December 31, 1999 totaled approximately $42,100, consisting of interest on temporary cash on hand and other money market instruments of $31,000 offset by realized losses on investment securities of $18,900. The Company received $30,000 in collections on a note receivable that was previously written off.

During the six-month periods ended December 31, 2000 and December 31, 1999, the Company incurred operating, general and administrative costs of approximately $112,700 and $78,000, respectively. The cost of the real estate sold in the six months ended

                                  Page 9 of 11
                                  Form 10-QSB

December 31, 2000 was $1,057,300. The Company incurred interest expense of $18,500 in the six-month period ended December 31, 1999 relating to notes payable that were repaid during the fiscal year ended June 30, 2000. The Company had net income of $192,436 for the six-month period ended December 31, 2000 as compared with a net loss of $54,400 for the six-month period ended December 31, 1999.

                           PART II. OTHER INFORMATION
Not Applicable.



                                  Page 10 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                                DECEMBER 31, 2000



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAMBRIDGE HOLDINGS, LTD.



February 8, 2001                    By:           /s/ Gregory Pusey
                                           --------------------------------
                                           Gregory Pusey
                                           President, Treasurer and Director



                                 Page 11 of 11
                                  Form 10-QSB