Form 10QSB
period 2001-03-31
CAMBRIDGE HOLDINGS LTD
filed 2001-05-15
CIK 712757

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


                  Colorado                               84-0826695
       (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

        106 S. University Blvd. #14,                        80209
              Denver, Colorado                            (Zip Code)

(Address of principal executive offices)
Issuer's telephone number, including area code          (303) 722-4008


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes [X]  No [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


                    Class                     Outstanding at May 7, 2001
        Common Stock, $.025 par value                   3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information................................................3

Balance Sheets as of March 31, 2001 and June 30, 2000.........................4

Statements of Operations for the three and nine-month
periods ended March 31, 2001 and 2000.........................................5

Statements of Cash Flows for the nine-month periods ended
March 31, 2001 and 2000.......................................................6

Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................7-9

Part II.  Other Information...................................................9

Signature Page...............................................................10


                                  Page 2 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                 MARCH 31, 2001



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

The results for the nine months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2000.


                                  Page 3 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS


                                                                        MARCH 31,         JUNE 30,
                                                                          2001              2000
                                                                      ------------      ------------
                                                                      (UNAUDITED)
                                               ASSETS

CURRENT:
  Cash and cash equivalents                                           $  1,512,690      $    499,673
  Investment securities - available for sale                               247,448           507,125
  Notes receivable-related party                                           595,559           550,000
  Prepaid other                                                             12,930                --
  Deferred tax asset                                                        75,000            75,000
  Real estate developments                                                      --           939,199
                                                                      ------------      ------------

Total current assets                                                     2,443,627         2,570,997
                                                                      ------------      ------------
LONG-TERM ASSETS
  Fixed assets, net                                                         16,159            26,315
                                                                      ------------      ------------

                                                                      $  2,459,786      $  2,597,312
                                                                      ============      ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $      6,534      $      4,878
                                                                      ------------      ------------

Total current liabilities                                                    6,534             4,878
                                                                      ------------      ------------
STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
    shares authorized: 3,029,870 shares issued and
    outstanding as of March 31, 2001 and June 30, 2000                      75,747            75,747
  Additional paid-in capital                                             2,997,292         2,997,292
  Retained earnings (deficit)                                             (293,305)         (458,970)
  Net unrealized gain (loss) on investment
     securities available for sale                                        (326,482)          (21,635)
                                                                      ------------      ------------

Total stockholders' equity                                               2,453,252         2,592,434
                                                                      ------------      ------------

                                                                      $  2,459,786      $  2,597,312
                                                                      ============      ============


                                  Page 4 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months        Three Months       Nine Months       Nine months
                                                 ended              ended             ended              ended
                                             Mar. 31, 2001      Mar. 31, 2000      Mar. 31, 2001      Mar. 31, 2000
                                             -------------      -------------      -------------      -------------
REVENUES:
   Sale of real estate                       $          --      $          --      $   1,300,000      $          --
   Realized gains (losses) on sales of
       investment securities                       (13,382)            38,472            (14,350)            19,585
   Interest and dividend income                     25,442              7,424             68,616             39,058
   Collection of Note Receivable
       previously written off                           --             40,000             20,270             70,000
   Rental Income                                        --              8,550                 --             25,650
                                             -------------      -------------      -------------      -------------

Total revenues                                      12,060             94,446          1,374,536            154,293
                                             -------------      -------------      -------------      -------------

EXPENSES:
   Cost of Real Estate Sold                             --                 --          1,057,304                 --
   Operating, general, and administrative           38,831             47,486            151,567            126,684
   Investment write-off                                 --            399,338                 --            399,338
   Interest                                             --              2,553                 --             21,087
                                             -------------      -------------      -------------      -------------

Total expenses                                      38,831            449,377          1,208,871            547,109
                                             -------------      -------------      -------------      -------------

NET INCOME (LOSS)                            $     (26,771)     $    (354,931)     $     165,665      $    (392,816)
   Other Comprehensive income (loss),
       net of income tax:
    Unrealized holding gains (losses)              (72,248)          (226,920)          (304,847)           160,581
                                             -------------      -------------      -------------      -------------

COMPREHENSIVE (LOSS)                         $     (99,019)     $    (581,851)     $    (139,182)     $    (232,235)
                                             =============      =============      =============      =============
BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE:                         $        (.01)     $        (.12)     $         .05      $        (.13)
                                             =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                            3,029,870          3,029,870          3,029,870          3,029,870


                                  Page 5 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  NINE MONTHS        NINE MONTHS
                                                                     ENDED              ENDED
                                                                 MAR. 31, 2001      MAR. 31, 2000
                                                                 -------------      -------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $     165,665      $    (392,816)
   Adjustment to reconcile net income (loss) to
     Cash provided by (used in) operating activities:
           Write off of investments                                         --            399,338
           Interest income paid in investment securities                    --            (25,954)
         Depreciation and amortization                                  13,344             13,791
         Realized (gains) losses on sales of
           marketable securities                                        14,350            (62,619)
   Changes in operating assets and liabilities:
     Prepaids and other                                                (12,930)             1,728
     Real estate development                                           939,199                 --
     Accounts payable and accrued liabilities                            1,656              4,431
                                                                 -------------      -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  1,121,284            (62,101)
                                                                 -------------      -------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (3,188)           (17,423)
   Proceeds from sales of investment securities                             --            821,386
   Purchase of investment securities                                     1,224                 --
   Investments in note receivable-related party                        (45,559)           (93,702)
   Investment in LLCs                                                       --            (25,650)
   Purchase of marketable securities                                   (83,508)          (189,969)
   Proceeds from sales of marketable securities                         22,764            269,213
                                                                 -------------      -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (108,267)           763,855
                                                                 -------------      -------------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                       --           (665,782)
                                                                 -------------      -------------
NET CASH (USED IN) FINANCING ACTIVITIES                                     --           (665,782)
                                                                 -------------      -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                1,013,017             35,972
CASH AND CASH EQUIVALENTS, beginning of period                         499,673            194,447
                                                                 -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                         $   1,512,690      $     230,419
                                                                 =============      =============


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


LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The funds conveyed by the Company to the two limited liability companies have been recorded as notes receivable from a related party on the Company's balance sheet. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). Each lot has been developed with a separate luxury residence that was completed in early 1998 and is offered for sale. The properties have not been sold as quickly as expected and an allowance for the expected loss on the notes receivable of $470,400 was recorded during the year ended June 30, 2000.

CVC Lot 19, LLC rented the CVC Lot 19 home at a monthly rental fee of $5,700 for a nine-month period ended May 2000. The CVC Lot 19 home is now vacant and management anticipates some structural changes to attempt to make it more salable.

A contract to sell the CVC Lot 2 property for $1,565,000 was received and accepted by CVC Lot 2, LLC in September 2000. The sale of the house closed on April 12, 2001. CVC Lot 2, LLC's net proceeds from the sale of the house after repayment of mortgage obligations were $516,700. Approximately, $471,700 of the proceeds went to the Company in repayment of outstanding mortgages, and the balance to the Zneimer Company.

In 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000. The property was sold in July 2000 for $1,300,000 less property costs, closing fees and reimbursements, resulting in a net gain of approximately $242,700.

The Company is currently considering other real estate development activities, as well as other business opportunities. In addition to real property acquisitions, the Company may consider the possible acquisition of, or merger with, another business entity, or other types of business transactions. The Company does not intend to limit its search to companies engaged in real estate activities. A substantial amount of time may lapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire businesses within or outside the real estate industry. From time to time, the Company also acquires equity securities, which


                                  Page 7 of 10
                                   Form 10-QSB
have a potential for capital gains and losses or, in some cases, current income potential. The Company has no limitations on the percentage of assets that may be invested in any one instrument, or type of investment, nor is the Company limited in the types of real estate in which the Company may invest. The Company's determination of the method of operating and financing its properties is not fixed, and will, instead depend on the type of property purchased and the Company's objective in operating or developing a particular property.

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

For the nine-month period ended March 31, 2001, operating activities provided cash of $1,121,000 arising primarily from the sale of real estate.

Cash used by investing activities was $108,000 during the nine-month period ended March 31, 2001, of which approximately $84,000 was used to purchase marketable securities and $46,000 was loaned to related parties, CVC #19 LLC and CVC #2 LLC.

There were no financing activities during the nine-month period ended March 31, 2001.

At March 31, 2001, the Company had cash and cash equivalents of $1,513,000 and working capital of $2,437,000. Subsequent to March 31, 2001, the Company received approximately $472,000 in net proceeds relating to the sale of the CVC Lot 2 property. The Company believes that its working capital is adequate for its present real estate activities as described above. The Company has no understandings or agreements on any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.


                                  Page 8 of 10
                                   Form 10-QSB

COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income
(loss), net of tax:

Nine-months ended March 31,                               2001            2000
                                                       ----------      ----------
Holding gains (losses)                                 $ (304,847)     $  140,996
Reclassification for realized losses                           --          19,585
                                                       ----------      ----------

Increase (decrease) in net unrealized
  securities gains (losses) recognized in other
    comprehensive income (losses)                      $ (304,847)     $  160,581
                                                       ==========      ==========

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 2000

The Company's revenues for the nine-month period ended March 31, 2001 totaled approximately $1,375,000, consisting of the proceeds from the sale of real estate of $1,300,000, interest on temporary cash on hand and other money market instruments of $69,000 offset by realized losses on marketable security sales of $14,000. The Company received $20,000 in collections on a note receivable that was previously written off.

The Company's revenues for the nine-month period ended March 31, 2000 totaled approximately $154,000, consisting of interest on temporary cash on hand and other money market instruments of $39,000 and realized gains on investment securities of $20,000. The Company received $70,000 in collections on a note receivable that was previously written off and received rental income of $26,000.

During the nine-month periods ended March 31, 2001 and March 31, 2000, the Company incurred operating, general and administrative costs of approximately $152,000 and $127,000, respectively. The cost of the real estate sold in the nine months ended March 31, 2001 was $1,057,300. The Company incurred interest expense of $21,000 in the nine-month period ended March 31, 2000, relating to notes payable that were repaid during the fiscal year ended June 30, 2000. The Company had net income of $166,000 for the nine-month period ended March 31, 2001 as compared with a net loss of $393,000 for the nine-month period ended March 31, 2000.

                           PART II. OTHER INFORMATION

Not Applicable.


                                  Page 9 of 10
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                                 MARCH 31, 2001



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAMBRIDGE HOLDINGS, LTD.



May 11, 2001                                By:      /s/ Gregory Pusey
                                               --------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director


                                  Page 10 of 10
                                   Form 10-QSB