Form 10KSB
period 2001-06-30
CAMBRIDGE HOLDINGS LTD
filed 2001-10-05
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the annual period ended JUNE 30, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 2001
Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)

                           Colorado                                                     84-0826695
                (State or other jurisdiction of                            (IRS Employer Identification Number)
                incorporation or organization)

                 106 S. University Blvd. #14.                                              80209
                       Denver, Colorado                                                 (Zip Code)

           (Address of principal executive offices)
         Issuer's telephone number, including area code                               (303) 722-4008

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No___.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had $1,384,890 in revenues for the fiscal year ended June 30, 2001.

The aggregate market value of the voting stock held by non-affiliates was approximately $653,418 on September 26, 2001.



                                  Page 1 of 16
                                     10-KSB

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at September 26, 2001
       Common Stock, $.025 par value                    3,029,870

Transitional Small Business Disclosure Format   Yes     No  X
                                                   ----    ---

                                     Part I

Item 1. DESCRIPTION/BUSINESS.

         (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

During 1997, the Company purchased in two separate transactions from two different unaffiliated sellers, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. Each lot was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 2 LLC and CVC Lot 19 LLC). The funds conveyed by the Company to the two limited liability companies were recorded as notes receivable from a related party on the Company's balance sheet. Each lot has been developed with a separate luxury residence that was completed in early 1998.

In April 2001 CVC Lot 2, LLC sold its property for approximately $1,565,000 less property costs, payments to the Zneimer Company and closing fees. The sale transaction resulted in a reported gain to the Company of approximately $148,000, after considering an impairment allowance of approximately $240,300, which had previously been recorded. The note receivable from CVC Lot 19, LLC is due upon the sale of the property and totaled $158,860 after an impairment allowance of $351,023 at June 30, 2001. The Zneimer Company and Mr. Zneimer personally guaranteed $366,400, one half the original principal amount of the CVC Lot 19 note issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company. Due to the delay on sale of the property, CVC Lot 19 LLC rented the CVC Lot 19 home at a monthly rental fee of $5,550 for a nine-month period ended August 2000. Since that time the home has been rented on a month-to-month basis for $6,000 per month.

The CVC Lot 19 home is located in Cordillera Valley Club, a mountain golf community of 1 to 11-acre home sites and custom-designed residences, tennis courts, 15 miles of hiking and cross-country ski trails, a fly-fishing river, mountain bike and nature trails. The home sites in the community have been developed to minimize the impact of development upon the varied vegetation and indigenous wildlife unique to the area. Deer and elk grazing and calving areas have been carefully preserved along with native grasses, shrubs and trees. The home sites in the community have been planned to maximize mountain views, as well as the extensive






                                  Page 2 of 16
                                     10-KSB
aspen groves, forests of fir and spruce, and varied terrain of adjacent canyons and draws which is characteristic of the area.

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

In August 2000 the Company organized a new corporation in Colorado, CamCap, Inc. CamCap's business purpose is to identify and complete a merger or acquisition with a private entity. CamCap is currently a wholly owned subsidiary of the Company, but a registration statement was filed to effect a spin-off of the shares to the shareholders of the Company. The spin-off may not be made until the registration statement becomes effective. The Company has not made a determination whether it will pursue the spin-off.

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



                                  Page 3 of 16
                                     10-KSB

Item 2. DESCRIPTION OF PROPERTIES.

         The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for rent and certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

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

                                     PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2001 and 2000 are as follows:

                    Quarter Ended                                High Bid                   Low Bid
                    ---------------------------------------------------------------------------------
                    June 30, 2001                                  $.48                      $.40
                    March 31, 2001                                 $.48                      $.47
                    December 31, 2000                              $.47                      $.47
                    September 30, 2000                             $.47                      $.47
                    June 30, 2000                                  $.47                      $.47
                    March 31, 2000                                 $.47                      $.47
                    December 31, 1999                              $.47                      $.47
                    September 30, 1999                             $.47                      $.47

          At August 30, 2001 the number of holders of record of the Company's common stock was 969. No cash dividends were paid during the years ended June 30, 2001 and 2000.





                                  Page 4 of 16
                                     10-KSB

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

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2001, the Company had cash and cash equivalents of $1,969,200 and working capital of $2,459,600. CVC Lot 19 LLC has incurred debt financing of $1,026,800 for the construction of the luxury residential property. In addition to the debt financing, the Company has a note receivable and loans due from CVC Lot 19 LLC of $509,900 (prior to the impairment allowance) for interest on the mortgage, aid in completing and selling the residential property and for sale of land to the LLC. Due to the delay on the sale of this property, it is presently expected that when sold, it will be sold at a loss. Management has recorded an allowance for the loss on the CVC Lot 19 LLC note receivable for $351,000.

Due to the delay on sale of this property, CVC Lot 19 LLC rented the CVC Lot 19 home at a monthly rental fee of $5,550 for a nine-month period ended August 2000. Since that time the home has been rented on a month-to-month basis for $6,000 per month.

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

For the period ended June 30, 2001, operating activities generated a positive cash flow of $1,043,400 as compared to a positive cash flow of $65,900 for the year ended June 30, 2000. Land that was held for real estate development was sold during the year ended June 30, 2001 resulting in cash provided of $939,200. Losses from the sale of investment securities increased from $11,700 to $33,000 and depreciation decreased from $18,200 in 2000 to $13,900 in 2001. The Company had a deferred tax asset of $75,000 in 2000 and increased it to $82,000 in 2001 to reflect the tax benefits from operating loss carry forwards that will be realizable in the future. Other accrued liabilities increased by $1,500 in the year ended June 30, 2001.

Cash provided by investing activities was approximately $426,200 during the year ended June 30, 2001 compared to cash provided by investing activities of $905,100 during the year ended June 30, 2000. Approximately $131,200 was used to purchase investment securities during the year ended June 30, 2001 compared to $190,000 in 2000. The Company purchased fixed assets for $17,400 in the year ended June 30, 2000 and $3,200 in the year ended June 30, 2001. Investments in notes receivable were $55,400 and $114,800 in 2001 and 2000 respectively. Cash provided from investing activities during fiscal 2001 was from the proceeds from sales of investment securities of $50,000 and $566,000 were from the collection of notes





                                  Page 5 of 16
                                     10-KSB
receivable. In the comparable period in 2000, cash provided from investing activities was from proceeds from sales of investment securities of $1,227,300 and $0 was the collection of notes receivable. The land and values of the securities held by the Company are often highly volatile. In addition, trading in these securities may be thin or there may be other impediments to, or restrictions on transfer.

     There was no cash used in financing activities during the year ended June 30, 2001. Cash used in financing activities during the year ended June 30, 2000 totaled $665,800 which was used for principal payments on notes payable.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     The Company's revenues for the year ended June 30, 2001 totaled approximately $1,384,900, consisting of proceeds on the sale of real estate of $1,300,000, net income of $27,389 from LLC investment and interest and dividend income of $90,500. These revenues were offset by losses on the sale of securities of approximately $33,000. Revenues for the year ended June 30, 2000 totaled approximately $36,200, consisting of interest and dividend income of $47,900 offset by losses on the sale of securities of approximately $11,700.

During the years ended June 30, 2001 and June 30, 2000, the Company incurred operating, general and administrative costs of approximately $187,600 and $161,300, respectively. The cost of the real estate sold during the year ended June 30, 2001 was $1,057,300. During the year ended June 30, 1999, the Company wrote off its investment in a partnership totaling $101,300 as it had not been repaid under the terms of the bridge loan agreement. The Company filed suit against the general partner of the partnership to collect its investment and collected $70,000 during the year ended June 30, 2000 and $35,300 during the year ended June 30, 2001. The Company had interest expense of $21,100 and recorded an impairment allowance on notes receivable due from CVC Lot 19, LLC and CVC Lot 2, LLC for $470,400 in the year ended June 30, 2000. The Company had income before taxes for the year ended June 30, 2001 of approximately $175,300 as compared with a loss before taxes of approximately $546,600 for the year ended June 30, 2000. The Company recognized tax benefits of $7,000 in 2001 and $48,000 in 2000 as a result of net operating losses.

INCOME TAXES

As discussed in Note 6 to the accompanying financial statements, the Company has $205,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which operating losses will be carried forward to future tax filings and allow the Company to realize an $82,000 tax benefit. A valuation allowance of $123,000 has been established for the deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.




                                  Page 6 of 16
                                     10-KSB

Item 7. FINANCIAL STATEMENTS.

         See pages F-1 through F-15.

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

         (b)      New independent accountants

         The Company has engaged AJ. Robbins, P.C. as its new independent accountants as of February 24, 2000. During the two most recent fiscal years and through February 24, 2000, the Company has not consulted with AJ. Robbins, P.C. regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event.



                                  Page 7 of 16
                                     10-KSB

Item 9. DIRECTORS AND EXECUTIVE OFFICERS.

                                                Date First
                                                  Elected                            Principal Occupation
Name                               Age           Director                               and Employment
----                               ---          ----------                           --------------------


Gregory Pusey                      49              1982              President, treasurer and director. Since March 2000
                                                                     Mr. Pusey has served as the president and director of
                                                                     Advanced Nutraceuticals, Inc., a manufacturer of
                                                                     nutraceuticals and liquid pharmaceutical products.
                                                                     Mr. Pusey graduated from Boston College in 1974 with
                                                                     a BS in finance. Mr. Pusey is also the president of
                                                                     Livingston Capital, Ltd., a venture capital and
                                                                     business-consulting firm.

John H. Altshuler                  70              1991              Director. Dr. Altshuler is a medical doctor with a
                                                                     specialty in hematology.  He maintains a laboratory
                                                                     and a private medical practice and has served as a
                                                                     medical consultant since 1965.  Dr. Altshuler
                                                                     graduated from McGill University in 1959 with a
                                                                     doctorate in medicine.

Scott Menefee                      36              1993              Director. Mr. Menefee is the Director of Real Estate
                                                                     Development for Opus Northwest, LLC, a large
                                                                     commercial real estate development firm.  Prior to
                                                                     his current position, he served as a Leasing Manager
                                                                     for Vector Property Services, LLC.  From 1992 through
                                                                     early 1997. Mr. Menefee was a Leasing Manager for
                                                                     Brookfield Development.  Mr. Menefee graduated from
                                                                     Southern Methodist University with a MBA in 1989.

Jeffrey G. McGonegal               50              2000              Secretary and Director.  Mr. McGonegal has served as
                                                                     Senior Vice President- Finance of Advanced
                                                                     Nutraceuticals, Inc. since February 2000.  Since
                                                                     1997, Mr. McGonegal has also served as Managing
                                                                     Director of McGonegal and Co., a company engaged in
                                                                     providing accounting and business consulting
                                                                     services.  From 1974 to 1997, Mr. McGonegal was an
                                                                     accountant with BDO Seidman LLP.  While at BDO
                                                                     Seidman, LLP, Mr. McGonegal served as managing
                                                                     partner of the Denver, Colorado office.  Mr.
                                                                     McGonegal is a member of the Board of Directors of
                                                                     The Rockies Venture Club, Inc. and Colorado Venture
                                                                     Centers, Inc.  He received a BA degree in accounting
                                                                     from Florida State University.



                                  Page 8 of 16
                                     10-KSB

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2001, the Company's Board of Directors held two meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2001, except for a Form 5 filed late by Gregory Pusey reporting purchases of the Company's stock.

Item 10. EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets the cash compensation paid by the Company during the fiscal year ended June 30, 2001 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                      Annual Compensation                                  Awards             Payouts
                -------------------------------                   ----------------------      -------
Name and                                              Other       Restricted                   LTIP
Principal       Fiscal      Salary                    Annual        Stock        Options      Payouts         All Other
Position         Year       ($)(1)        Bonus    Compensation    Awards($)       (#)          ($)       Compensation($)(2)
Gregory Pusey,
President        2001       60,000         -0-          -0-           -0-          -0-          -0-              5,207
                 2000       60,000         -0-          -0-           -0-          -0-          -0-              5,207
                 1999       60,000         -0-          -0-           -0-          -0-          -0-              4,924

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.




                                  Page 9 of 16
                                     10-KSB

     (2) All other compensation received that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The amount shown for the year ended June 30, 2001 is health insurance premiums of $5,207 paid on Mr. Pusey's behalf. The amount shown for the year ended June 30, 2000 is health insurance premiums of $5,207. The amount shown for the year ended June 30, 1999 is health insurance premiums for $4,924.

1999 STOCK OPTION PLAN. In April 1999, the Board of Directors of the Company adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). The purpose of the 1999 Plan is to promote the interests of the Company and its shareholders by:

     o    Attracting and retaining key personnel;

     o Providing participants a significant stake in the performance of the Company;

     o Providing an opportunity for participants to increase their holdings of the Company's common stock.

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





                                 Page 10 of 16
                                     10-KSB

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

2001 STOCK OPTION PLAN. In October 2001, the Board of Directors of the Company, adopted, subject to shareholder approval, the 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the 2000 Stock Incentive Plan which was terminated (together with the options granted) by the Board because it had not been presented to the shareholders for approval within one year of its adoption as originally contemplated. The purpose of the 2001 Plan is to promote the interests of the Company and its shareholders by:

     o    Attracting and retaining key personnel;

     o Providing participants a significant stake in the performance of the Company;

     o Providing an opportunity for participants to increase their holdings of the Company's common stock.

The 2001 Plan is administered by the Option Committee. The Option Committee consists of the Board of Directors or a committee of the Board of Directors, as the Board of Directors may from time to time designate, composed of not less than two members of the Board of Directors, each of whom shall be a director who is not employed by the Company. The Option Committee currently consists of the full Board of Directors. The Option Committee has the authority to select employees and consultants to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The Option





                                 Page 11 of 16
                                     10-KSB

Committee has the authority to establish rules for the administration of the 2001 Plan, and its determinations and interpretations are binding.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 2001 Plan if selected by the Option Committee. Any consultant to the Company, including Directors, will also be eligible to receive option grants under the 2001 Plan if authorized by the Option Committee.

The 2001 Plan authorizes the grant of options to purchase up to 500,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 280,000 shares. All of these options were granted in October 2001. Of the options to purchase up to 280,000 shares, options to purchase 40,000 shares were granted to each of John H. Altshuler and Scott L. Menefee, directors of the Company, and options to purchase up to 100,000 shares were granted to each of Gregory Pusey, President and Director of the Company and Jeffrey G. McGonegal, Secretary and Director of the Company. The options granted to Dr. Altshuler and Messrs. Menefee and McGonegal are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable from the later to occur of six months following the date of grant or upon shareholder approval of the 2001 Plan through October 3, 2011. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.

The 2001 Plan was designed to permit the Option Committee to grant stock options that qualify as "incentive stock options" or options that do not so qualify. The option grants to Mr. Pusey and Mr. McGonegal are intended to qualify as incentive stock options, and the option grants to the other directors are not intended to so qualify.

In addition to stock options, the Company may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include, but are not limited to, continued employment or the achievement of specified performance goals or objectives. No restricted common stock has been issued pursuant to the 2001 Plan.

Certain corporate transactions or events such as stock splits, recapitalizations, spin-offs, mergers, etc. may directly affect the number of outstanding shares and/or the value of the outstanding common stock. If such transactions occur, the Option Committee may adjust the number of shares that may be granted under the 2001 Plan, as well as the limits on individual option grants. The Option Committee may adjust the number of shares and the exercise price under outstanding options, and may make other adjustments, which are thought to be in the best interest of the Company.

Options granted under the 2001 Plan may not be transferred except by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order or the Employee Retirement Income Security Act. The Board of Directors may amend or terminate the 2001 Plan at any time. No amendments may be made without the approval of the Company's







                                 Page 12 of 16
                                     10-KSB
shareholders to the extent such approval is required by law or agreement. The 2001 Plan will continue until October 4, 2011, unless abandoned or terminated at an earlier time.

     (b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                         Shares                    Number of Shares           Value of Unexercised
                                        Received                     Underlying                   In-The-Money
     Name                             Upon exercise              Unexercised Options         Options at 6/30/01 ($)
     ----                             -------------              -------------------         ----------------------
     Gregory Pusey                         -0-                          30,000                         -0-
     Scott Menefee                         -0-                          10,000                         -0-
     Jeff McGonegal                        -0-                            -0-                          -0-
     John Altshuler                        -0-                          10,000                         -0-

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership as of October 5, 2001 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                                                            Number of                Percent of
Beneficial Owner                                                             Shares                     Class
----------------                                                            ---------                ----------

John H. Altshuler                                                               0                        0%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                                                                40,000                     1.3%
971 Garfield Street
Denver, CO 80206 (2)

Gregory Pusey                                                               1,599,618                   52.8%
106 S. University Blvd. #14
Denver, CO 80209 (3)

Cede & Co.                                                                   481,257                    15.9%
PO Box 222
New York, NY 10274

Jeffrey G. McGonegal                                                            0                        0%
1905 W. Valley Vista Drive
Castle Rock, CO 80104 (4)

E. Jeffrey Peierls                                                           307,824                    10.2%
73 S. Holman Way
Golden, CO 80401 (5)

All officers and directors as a                                             1,639,618                   54.1%
group (4 persons) (1) (2) (3) (4)




                                 Page 13 of 16
                                     10-KSB

     (1) Does not include options which are not currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 40,000 shares that have been granted under the 2001 Plan.

     (2) Does not include options which are not currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 40,000 shares that have been granted under the 2001 Plan.

     (3) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 96,411 shares owned by Mrs. Pusey, individually or as custodian for their minor children. Does not include options which are not currently exercisable to purchase 30,000 shares that have been granted under the 1999 Plan and 100,000 shares that have been granted under the 2001 Plan.

     (4) Does not include options which are not currently exercisable to purchase 100,000 shares that have been granted under the 2001 Plan.

     (5) Does not include 146,511 shares held of record by Brian E. Peierls. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

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





                                 Page 14 of 16
                                     10-KSB

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
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

         (10)(n)  2001 Stock Incentive Plan.




                                 Page 15 of 16
                                     10-KSB

                            CAMBRIDGE HOLDINGS, LTD.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----

Independent Auditors' Report                                                                                   F-2

Consolidated Balance Sheet                                                                                     F-3

Statements of Operations and Comprehensive Loss                                                                F-4

Statements of Changes in Stockholders' Equity                                                                  F-5

Statements of Cash Flows                                                                                       F-6

Notes to Consolidated Financial Statements                                                                     F-7

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Cambridge Holdings, Ltd. and Subsidiary as of June 30, 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the statements of operations and comprehensive loss, changes in stockholders' equity and cash flows of Cambridge Holdings, Ltd. for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. and Subsidiary as of June 30, 2001, and the results of its operations and comprehensive loss and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the results of operations and comprehensive loss and cash flows of Cambridge Holdings, Ltd. for the year ended June 30, 2000, in conformity with generally accepted accounting principles in the United States of America.

                                        AJ. ROBBINS, PC.
                                        CERTIFIED PUBLIC ACCOUNTANTS
                                          AND CONSULTANTS
DENVER, COLORADO
SEPTEMBER 20, 2001

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001






                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  1,969,247
     Investment securities - available for sale, net                          255,895
     Note receivable - related parties, net                                   158,860
     Deferred tax asset                                                        82,000
                                                                         ------------


                  Total Current Assets                                      2,466,002

PROPERTY AND EQUIPMENT, net                                                    15,636
                                                                         ------------

                                                                         $  2,481,638
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $      6,376
                                                                         ------------

                  Total Current Liabilities                                     6,376
                                                                         ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,029,870 issued and outstanding                          75,747
     Additional paid-in capital                                             2,997,292
     Accumulated (deficit)                                                   (276,677)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized (losses) on securities
             available for sale                                              (321,100)
                                                                         ------------

                  Total Stockholders' Equity                                2,475,262
                                                                         ------------

                                                                         $  2,481,638
                                                                         ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                FOR THE YEARS ENDED JUNE 30, 2001 (CONSOLIDATED)
                            AND 2000 (UNCONSOLIDATED)

                                                                               FOR THE YEARS ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                             2001                       2000
                                                                        ---------------           ---------------
REVENUES:
     Net realized (losses) on sales of
         investment securities                                          $       (32,973)          $       (11,697)
     Net income from LLC investments                                             27,389                        --
     Sale of real estate                                                      1,300,000                        --
     Interest and dividend income                                                90,474                    47,899
                                                                        ---------------           ---------------

                  Total Revenues                                              1,384,890                    36,202
                                                                        ---------------           ---------------



OTHER INCOME (EXPENSE):
     Operating, general and administrative                                     (187,563)                 (161,312)
     Cost of real estate sold                                                (1,057,304)                       --
     Interest expense                                                                --                   (21,087)
     Impairment allowance on notes receivable, related parties                       --                  (470,426)
     Other income                                                                35,270                    70,000
                                                                        ---------------           ---------------

                  Net Other Income (Expense)                                 (1,209,597)                 (582,825)
                                                                        ---------------           ---------------

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)                                       175,293                  (546,623)

INCOME TAX (BENEFIT)                                                             (7,000)                  (48,000)
                                                                        ---------------           ---------------

NET INCOME (LOSS)                                                               182,293                  (498,623)

OTHER COMPREHENSIVE (LOSS), NET OF TAX -
     Unrealized holding gains (losses)                                         (299,465)                  (50,696)
                                                                        ---------------           ---------------


COMPREHENSIVE (LOSS)                                                    $      (117,172)          $      (549,319)
                                                                        ===============           ===============

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED                   $           .06           $          (.16)
                                                                        ===============           ===============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                                3,029,870                 3,029,870
                                                                        ===============           ===============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED JUNE 30, 2001 (CONSOLIDATED) AND 2000 (UNCONSOLIDATED)

                                                                                                     ACCUMULATED
                                              COMMON STOCK            ADDITIONAL                       OTHER            TOTAL
                                       ---------------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES         AMOUNT        CAPITAL        (DEFICIT)     INCOME/(LOSS)      EQUITY
                                       ------------   ------------   ------------   ------------    -------------   ------------


BALANCES, June 30, 1999                   3,029,870   $     75,747   $  2,997,292   $     39,653    $     29,061    $  3,141,753

    Net unrealized (losses) on
       securities available for sale             --             --             --             --         (50,696)        (50,696)

    Net (loss) for the year                      --             --             --       (498,623)             --        (498,623)
                                       ------------   ------------   ------------   ------------    ------------    ------------



BALANCES, June 30, 2000                   3,029,870         75,747      2,997,292       (458,970)        (21,635)      2,592,434

    Net unrealized (losses) on
       securities available for sale             --             --             --             --        (299,465)       (299,465)

    Net income for the year                      --             --             --        182,293              --         182,293
                                       ------------   ------------   ------------   ------------    ------------    ------------


BALANCES, June 30, 2001                   3,029,870   $     75,747   $  2,997,292   $   (276,677)   $   (321,100)   $  2,475,262
                                       ============   ============   ============   ============    ============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2001
                    (CONSOLIDATED) AND 2000 (UNCONSOLIDATED)


                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                              2001                   2000
                                                                          ------------           ------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                                         $    182,293           $   (498,623)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Impairment allowance on notes receivable, related parties              (119,411)               470,434
       Depreciation and amortization                                            13,868                 18,238
       Realized (gains) losses on sale of investment securities                 32,973                 11,697
       Deferred income taxes                                                    (7,000)                28,116
  Changes in:
       Prepaids and other                                                           --                 45,888
       Real estate development                                                 939,199                     --
       Accrued liabilities and other                                             1,498                 (9,873)
                                                                          ------------           ------------

         Cash Flows Provided By Operating Activities                         1,043,420                 65,877
                                                                          ------------           ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                                           (131,197)              (189,969)
  Proceeds from sale of investment securities                                   49,989              1,227,321
  Investments in notes receivable - related parties                            (55,428)              (114,798)
  Collection on notes receivable - related parties                             565,979                     --
  Purchase of property and equipment                                            (3,189)               (17,423)
                                                                          ------------           ------------

         Cash Flows Provided By Investing Activities                           426,154                905,131
                                                                          ------------           ------------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Principal payments on note payable                                                --               (665,782)
                                                                          ------------           ------------

         Cash Flows (Used) By Financing Activities                                  --               (665,782)
                                                                          ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,469,574                305,226

CASH AND CASH EQUIVALENTS, beginning of year                                   499,673                194,447
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, end of year                                    $  1,969,247           $    499,673
                                                                          ============           ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cambridge Holdings, Ltd. ("Cambridge" or "The Company") was incorporated on June 23, 1980 under the laws of the State of Colorado. The Company has purchased two undeveloped lots in the Cordillera Valley Club, located near Vail, Colorado and has sold the properties to two separate limited liability companies (LLC's). With its partner in the LLC's, the Company has built a separate luxury residence on each parcel for resale. One of the residences was sold in April 2001. The Company also explores other business acquisitions, opportunities and investments.

In August 2000 the Company formed a wholly-owned subsidiary, CamCap, Inc. The Company intends to spin-off the common stock of CamCap, Inc. to its stockholders. To date CamCap has not had any activities other than organizational matters.

CONSOLIDATION

The consolidated financial statements include the accounts of Cambridge Holdings, Ltd. and its wholly-owned subsidiary (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Depreciation expense of property and equipment was $13,868 and $18,238 for the years ended June 30, 2001 and 2000, respectively.

INVESTMENT IN LLC

The investments in LLC's are accounted for under the equity method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2001 the Company had recorded a cumulative allowance against its note receivable from the Lot 19 LLC of $351,023 because management of the Company does not believe it will realize the full amount due under the note receivable.

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

Options to purchase 60,000 and 90,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

The following table presents the components of other comprehensive income
(loss), net of tax:

Years ended June 30, (net of tax)                                   2001                   2000
                                                                ------------           ------------

Holding (losses)                                                $   (364,028)          $    (24,587)
Reclassification for realized gains (losses)                          64,563                (26,109)
                                                                ------------           ------------

Increase (decrease) in net unrealized securities gains
(losses) recognized in other comprehensive income               $   (299,465)          $    (50,696)
                                                                ============           ============

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

NOTE 2 - INVESTMENT SECURITIES

At June 30, 2001 the Company's market value of available for sale securities consisted of the following:

                                                              Gross Unrealized             Estimated
                                          Cost                     (Loss)                 Fair Value
                                     ---------------          ----------------          ---------------

Common and preferred stocks          $       591,586          $      (337,012)          $       254,574
Bond Funds                                     1,321                       --                     1,321
                                     ---------------          ---------------           ---------------

Total                                $       592,907          $      (337,012)          $       255,895
                                     ===============          ===============           ===============

The Company realized net (losses) of $(32,973) and $(11,697) on the sale of investment securities for the years ended June 30, 2001 and 2000, respectively.

NOTE 3 - INVESTMENT IN PARTNERSHIP

In 1997 the Company invested $100,000 for a 10% interest in a partnership which in turn entered into a bridge loan with a third party. During the year ended June 30, 1999, the Company wrote off its investment in the partnership totaling $101,278 as it had not been repaid under the terms of the bridge loan agreement and collection was doubtful. The Company pursued litigation and recovered $35,270 and $70,000 during 2001 and 2000, respectively.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

In February 1997, the Company became a 50% member in each of two limited liability companies with the Zneimer Company, a real estate developer in the Vail, Colorado area. During the fiscal year ended June 30, 1997, the Company purchased two parcels of raw land for approximately $723,000. Each parcel of land was conveyed to a separate limited liability company, CVC Lot 2, LLC and CVC Lot 19, LLC, in exchange for a secured promissory note from the LLC's equal to the Company's cost of the property. The promissory notes are guaranteed by the Zneimer Company and Mr. and Mrs. Zneimer, personally. Subsequently the promissory notes were subordinated to secure construction loans provided by a financial institution, the proceeds of which were used to build a luxury residence on each of the lots.

In April 2001 CVC Lot 2, LLC sold the property for approximately $1,565,000 less property costs, payments to the Zneimer Company and closing fees. The sale transaction resulted in a reported gain to the Company of approximately $148,000, after considering an impairment allowance of approximately $240,300, which had previously been recorded. The note receivable from CVC Lot 19, LLC is due upon the sale of the property and totaled $158,860 after an impairment allowance of $351,023 at June 30, 2001. The Zneimer Company and Mr. Zneimer personally guaranteed $454,402, one half the original principal amount of the notes issued to the Company. This guarantee took place simultaneously with the conveyance of each property to the applicable limited liability company.

The notes are classified as related party obligations only due to the fact that the CVC LLC's are 50% owned by Cambridge Holdings, Ltd. The management of Cambridge Holdings, Ltd. has no interest in these properties other than as a shareholder of Cambridge Holdings, Ltd.

Separate unaudited condensed statement of operations of CVC Lot 2, LLC up to the date of sale and CVC Lot 19, LLC, on a combined basis are as follows:

                                            FOR THE YEARS ENDED
                                                 JUNE 30,
                                    -----------------------------------
                                        2001                   2000
                                    ------------           ------------
                                               (UNAUDITED)

Revenue                             $    140,903           $     71,901
Expenses                                 310,634                200,174
                                    ------------           ------------

Net (loss) from operations          $   (169,731)          $   (128,273)
                                    ============           ============

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          JUNE 30,
                                                            2001
                                                        ------------

Automobile                                              $     30,762
Furniture and fixtures                                         1,200
Office equipment                                              32,945
                                                        ------------

Total                                                         64,907

Less accumulated depreciation and amortization                49,271
                                                        ------------

                                                        $     15,636
                                                        ============

NOTE 6 - INCOME TAXES (BENEFIT)

                                  FOR THE YEARS ENDED
                                        JUNE 30,
                          -----------------------------------
                             2001                    2000
                          ------------           ------------

Current:
         Federal          $     (7,000)          $    (48,000)
         State                      --                     --
                          ------------           ------------

                          $     (7,000)          $    (48,000)
                          ============           ============


                                                     JUNE 30,
                                                      2001
                                                  ------------
DEFERRED TAX ASSETS:
         Allowance for losses on
         investments                              $     66,000
         Impairment of note receivable                 131,000
         Net operating loss carryforward                 8,000
                                                  ------------

         Net deferred tax assets                       205,000
         Less valuation allowance                     (123,000)
                                                  ------------

         Net deferred tax assets                        82,000
                                                  ------------

DEFERRED TAX LIABILITY                                      --
                                                  ------------

Net deferred tax asset                            $     82,000
                                                  ============

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - INCOME TAXES (BENEFIT) (CONTINUED)

The Company has recorded a deferred tax asset of $82,000, which reflects the amount of tax benefit expected to be realized as a result of the available operating loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                                                    FOR THE YEARS ENDED JUNE 30,
                                                -----------------------------------
                                                    2001                    2000
                                                ------------           ------------
Income tax expense (benefit) computed
         at the federal statutory rate          $     60,000           $   (186,000)
State income taxes, net of
         federal benefit                                  --                 (2,000)
Increase in valuation allowance                      (84,000)                    --
Other                                                 17,000                140,000
                                                ------------           ------------

Income tax benefit                              $     (7,000)          $    (48,000)
                                                ============           ============

The Company has a net operating loss carryforward of approximately $21,700 expiring in 2021.

NOTE 7 - NOTE PAYABLE

In July 1997, the Company purchased a parcel of raw land in Glenwood Springs, Colorado for $264,199 in cash and a $675,000 note payable. The note was collateralized by the parcel of raw land. The Company made a principal reduction of $300,000 on July 15, 1999, the original due date of the loan, to extend the note to January 15, 2000, at which time the balance was paid in full.

The Glenwood Springs parcel of land was sold in July 2000 for $1,300,000. After property costs, closing fees and reimbursements a net a gain of $234,500 was realized.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCK OPTIONS

1999 STOCK OPTION PLAN

The Company's 1999 Stock Option Plan, as amended, has a maximum of 1,000,000 common shares reserved to be issued to key employees upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of the grant. During 1999 the Company granted 60,000 options under the plan, which are scheduled to expire April 15, 2004. No options were granted during 2001 or 2000.

2000 STOCK OPTION PLAN

The 2000 Stock Option Plan was terminated by the Board of Directors and the options outstanding under the Plan were voided.

PRO FORMA STOCK OPTION COMPENSATION

FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were no options granted during the years ended June 30, 2001 and 2000.

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                                                                      FOR THE YEARS ENDED
                                                                            JUNE 30,
                                             ---------------------------------------------------------------------
                                                          2001                                  2000
                                             -------------------------------       -------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                              Average
                                                                   Exercise                             Exercise
                                                Shares              Price             Shares             Price
                                             ------------       ------------       ------------       ------------

Outstanding, beginning of year                     90,000       $     .47677            120,000       $     .57625

                  Granted                              --                 --                 --                 --

                  Expired                          30,000             .44000             30,000             .87500

                  Exercised                            --                 --                 --                 --
                                             ------------       ------------       ------------       ------------

Outstanding, end of year                           60,000       $     .49500             90,000       $     .47667
                                             ============       ============       ============       ============

Options exercisable, end of year                   60,000       $     .49500             90,000       $     .47667
                                             ============       ============       ============       ============

Weighted average fair value of options
         granted during the year                       --       $         --                 --       $         --
                                             ============       ============       ============       ============

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 2001:

                                     Options Outstanding                                 Options Exercisable
                               ------------------------------                        -------------------------
                                                   Weighted
                                                    Average        Weighted                         Weighted
               Range of                            Remaining       Average                          Average
               Exercise           Number          Contractual      Exercise            Number       Exercise
                Prices         Outstanding        Life-Years        Price            Exercisable     Price
         ------------------    -----------        -----------    -----------         -----------  ------------

          $ .47 to $ .52          60,000              2.8        $   .49500             60,000    $    .49500




NOTE 9 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. Cambridge's president is also president and Chief Executive Officer of Advanced Nutraceuticals, Inc. ("ANII"). The Company held investment securities in ANII classified as available for sale and at June 30, 2001, the investments had an estimated fair value of $97,898.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                      FOR THE YEARS ENDED
                                            JUNE 30,
                                 -------------------------------
                                     2001               2000
                                 ------------       ------------
Cash paid during year for:
         Interest                $         --       $     21,087

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CAMBRIDGE HOLDINGS, LTD.

Date: October 5, 2001        By:                   /s/ Gregory Pusey
                                      ----------------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director

          In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 5, 2001        By:                   /s/ Gregory Pusey
                                      ----------------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director


Date: October 5, 2001        By:            /s/ Jeffrey G. McGonegal
                                      ----------------------------------------
                                      Jeffrey G. McGonegal
                                      Secretary and Director


Date: October 5, 2001        By:            /s/ John H. Altshuler
                                      ----------------------------------------
                                      John H. Altshuler, Director


Date: October 5, 2001        By:                 /s/ Scott Menefee
                                      ----------------------------------------
                                      Scott Menefee, Director





                                 Page 16 of 16
                                     10-KSB

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
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

         (10)(n)  2001 Stock Incentive Plan.