Form 10QSB
period 2001-09-30
CAMBRIDGE HOLDINGS LTD
filed 2001-11-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


                    Colorado                           84-0826695
       (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

         106 S. University Blvd. #14                     80209
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

                                                       Yes  X   No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at November 8, 2001
Common Stock, $.025 par value                             3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



Part I.  Financial Information...................................................    3

Balance Sheets as of September 30, 2001 and June 30, 2001........................    4

Statements of Operations for the three-month periods ended September 30,
2001 and September 30, 2000......................................................    5

Statements of Cash Flows for the three-month periods ended September 30,
2001 and September 30, 2000......................................................    6

Management's Discussion and Analysis of Financial Condition and Results of
Operations.......................................................................  7-9

Part II.  Other Information......................................................    9

Signature Page...................................................................   10

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001



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

The results for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2001.

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS



                                                                SEPTEMBER 30,       JUNE 30,
                                                                    2001              2001
                                                                (UNAUDITED)

                                             ASSETS

CURRENT:
  Cash and cash equivalents                                     $ 1,940,779        $ 1,969,247
  Investment securities - available for sale                        217,165            255,895
  Notes receivable-related party                                    169,811            158,860
  Deferred tax asset                                                 82,000             82,000
                                                                -----------        -----------

Total current assets                                              2,409,755          2,466,002
                                                                -----------        -----------
 Property and equipment, net                                         12,436             15,636
                                                                -----------        -----------

                                                                $ 2,422,191        $ 2,481,638
                                                                ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                      $    14,350        $     6,376
                                                                -----------        -----------

Total current liabilities                                            14,350              6,376
                                                                -----------        -----------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                      75,747             75,747
  Additional paid-in capital                                      2,997,292          2,997,292
  Accumulated (deficit)                                            (288,471)          (276,677)
  Net unrealized (losses) on securities
      available for sale                                           (376,727)          (321,100)
                                                                -----------        -----------
Total stockholders' equity                                        2,407,841          2,475,262
                                                                -----------        -----------
                                                                $ 2,422,191        $ 2,481,638
                                                                ===========        ===========

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                 Three Months           Three Months
                                                                     ended                 ended
                                                              September 30, 2001      September 30, 2000
                                                              ------------------      ------------------
REVENUES:
   Sale of real estate                                           $        --              $ 1,300,000
   Net realized gains on sales of investment securities                1,620                       --
   Interest and dividend income                                       19,479                   13,227
                                                                 -----------              -----------
Total revenues                                                        21,099                1,313,227
EXPENSES:
   Operating, general, and administrative                             32,893                   67,251
   Cost of real estate sold                                               --                1,057,304
   Other (income)                                                         --                   (5,000)
                                                                 -----------              -----------
Total expenses                                                        32,893                1,119,555
                                                                 -----------              -----------
NET INCOME (LOSS)                                                    (11,794)                 193,672
OTHER COMPREHENSIVE INCOME (LOSS),
       NET OF INCOME TAX-
   Unrealized holding gains (losses)                                 (55,627)                  45,872
                                                                 -----------              -----------
COMPREHENSIVE INCOME (LOSS)                                      $   (67,421)             $   239,544
                                                                 ===========              ===========
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE:                                              $     (nil)              $       .06
                                                                 ===========              ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                       3,029,870                3,029,870
                                                                 ===========              ===========

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                THREE MONTHS      THREE MONTHS
                                                                   ENDED             ENDED
                                                               SEPT. 30, 2001    SEPT. 30, 2000
                                                               --------------    -------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $   (11,794)       $   193,672
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Interest paid on investment securities                            --               (136)
       Depreciation and amortization                                  3,200              4,448
       Realized (gains) on sales of marketable securities            (1,620)                --
   Changes in operating assets and liabilities:
     Prepaids and other                                                  --             (3,030)
     Accounts payable and accrued liabilities                         7,974             27,027
                                                                -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (2,240)           221,981
                                                                -----------        -----------
INVESTING ACTIVITIES:
  Purchase of investment securities                                      --            (11,500)
  Purchase of marketable securities                                 (23,320)                --
  Proceeds from sales of marketable securities                        4,732                 --
  Proceeds from sale of real estate                                      --            939,199
  Additions to note receivable-related party                        (10,951)           (20,779)
  Increase in value of trading securities                             3,311              1,370
                                                                -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (26,228)           908,290
                                                                -----------        -----------
FINANCING ACTIVITIES:                                                    --                 --
                                                                -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                --                 --
                                                                -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (28,468)         1,130,271
CASH AND CASH EQUIVALENTS, beginning of period                    1,969,247            499,673
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $ 1,940,779        $ 1,629,944
                                                                ===========        ===========

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

In April 2001 CVC Lot 2, LLC sold its property for approximately $1,565,000 less property costs, closing fees and payments to the Zneimer Company. The sale transaction resulted in a reported gain to the Company of approximately $148,000, after considering an impairment allowance of approximately $240,300, which had previously been recorded.

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

In July 1997, the Company purchased approximately three acres of raw land in Glenwood Springs, Colorado for $925,000 which property was sold in July 2000 for $1,300,000 less property costs, closing fees and reimbursements, resulting in a net gain of approximately $252,500.

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

For the three-month period ended September 30, 2001, operating activities used cash of $2,200. The majority of cash was consumed by the net loss of $11,800. An increase in accounts payable and accrued liabilities offset the cash used by $8,000.

Cash used in investing activities was $26,200 during the three-month period ended September 30, 2001. The Company used $23,300 to purchase marketable securities and approximately $11,000 was advanced against the CVC Lot 19 home. Proceeds from sales of marketable securities of $4,700 and an increase in the value of trading securities of $3,300 offset the cash used.

There were no financing activities during the three-month period ended September 30, 2001.

At September 30, 2001, the Company had cash and cash equivalents of $1,940,800 and working capital of $2,395,400. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

COMPREHENSIVE INCOME (LOSS)

For the three-month periods ended September 30, 2001 and 2000, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There were no income tax amounts associated with the period end balances.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

The Company's revenues for the three-month period ended September 30, 2001 totaled approximately $21,100 consisting of interest on temporary cash on hand and other money market instruments of $19,500 and realized gains of sales of investment securities of $1,600. Revenues for the three-month period ended September 30, 2000 totaled approximately $1,313,200, consisting of proceeds from the sale of the Glenwood Springs property of $1,300,000 and interest on temporary cash on hand and other money market instruments of $13,200.

During the three-month periods ended September 30, 2001 and September 30, 2000, the Company incurred operating, general and administrative costs of approximately $32,900 and $67,300, respectively. The decrease in operating, general and administrative costs related primarily to decreases in legal and accounting expenses. The cost of the Glenwood Springs property that was sold during the quarter was $1,057,300. The Company had a net loss for the three-month period ended September 30, 2001 of approximately $11,800 as compared with a gain of $193,700 for the three-month period ended September 30, 2000.

                           PART II. OTHER INFORMATION
Not Applicable.

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                               SEPTEMBER 30, 2001



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAMBRIDGE HOLDINGS, LTD.



November 9, 2001                        By: /s/ Gregory Pusey
                                           ---------------------------------
                                           Gregory Pusey
                                           President, Treasurer and Director