Form 10QSB
period 2001-12-31
CAMBRIDGE HOLDINGS LTD
filed 2002-02-13
CIK 712757

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended DECEMBER 31, 2001

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

                                                           Yes X     No
                                                              ---      ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at February 4, 2002
  Common Stock, $.025 par value                             3,029,870

                            CAMBRIDGE HOLDINGS, LTD.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.  Financial Information .................................................       3

Balance Sheets as of December 31, 2001 and June 30, 2001 .......................       4

Statements of Operations for the three and six-month periods ended
December 31, 2001 and 2000 .....................................................       5

Statements of Cash Flows for the six-month periods ended
December 31, 2001 and 2000 .....................................................       6

Management's Discussion and Analysis of Financial Condition and Results of
Operations .....................................................................     7-9

Part II.  Other Information ....................................................      10

Signature Page .................................................................      11



                                  Page 2 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.

                                   FORM 10-QSB

                                DECEMBER 31, 2001



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

The results for the six months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2001.


                                  Page 3 of 11
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                            December 31,        June 30,
                                                                2001              2001
                                                            ------------      ------------
                                                             (Unaudited)
                                                    ASSETS
CURRENT:
  Cash and cash equivalents                                 $  1,562,320      $  1,969,247
  Investment securities - available for sale                     297,058           255,895
  Notes receivable-related party                                 172,337           158,860
  Deferred tax asset                                              82,000            82,000
                                                            ------------      ------------

Total current assets                                           2,113,715         2,466,002
Investment in restricted equity securities, at cost              300,000                --
Property and equipment, net                                        9,236            15,636
                                                            ------------      ------------

                                                            $  2,422,951      $  2,481,638
                                                            ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $      6,402      $      6,376
                                                            ------------      ------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                   75,747            75,747
  Additional paid-in capital                                   2,997,292         2,997,292
  Accumulated (deficit)                                         (559,726)         (276,677)
  Net unrealized (losses) on securities
      available for sale                                         (96,764)         (321,100)
                                                            ------------      ------------

Total stockholders' equity                                     2,416,549         2,475,262
                                                            ------------      ------------

                                                            $  2,422,951      $  2,481,638
                                                            ============      ============




                                  Page 4 of 11
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended               Six months ended
                                                           December 31,                     December 31,
                                                  ----------------------------      ----------------------------
                                                      2001             2000             2001             2000
                                                  -----------      -----------      -----------      -----------
REVENUES:
Sale of real estate                               $        --      $        --      $        --      $ 1,300,000
Realized gains (losses) on sales of
       investment securities                            2,138             (969)           3,758             (969)
Interest and dividend income                           16,388           28,689           35,868           43,175
Collection of Note Receivable
       previously written off                              --           15,270               --           20,270
                                                  -----------      -----------      -----------      -----------

Total revenues                                         18,526           42,990           39,626        1,362,476
                                                  -----------      -----------      -----------      -----------
EXPENSES:
   Cost of real estate sold                                --               --               --        1,057,304
   Operating, general, and administrative              42,963           45,485           75,857          112,736
   Realized loss from decline in
       market value of securities                     246,816               --          246,816               --
                                                  -----------      -----------      -----------      -----------

Total expenses                                        289,779           45,485          322,673        1,170,040
                                                  -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                 $  (271,253)     $    (2,495)     $  (283,047)     $   192,436
   OTHER COMPREHENSIVE INCOME (LOSS),
       NET OF INCOME TAX:
   Unrealized holding gains (losses)                  279,963         (278,471)         224,336         (232,599)
                                                  -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME (LOSS)                       $     8,710      $  (280,966)     $   (58,711)     $   (40,163)
                                                  ===========      ===========      ===========      ===========

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE:                              $      (.09)             nil      $      (.09)     $       .06
                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               3,029,870        3,029,870        3,029,870        3,029,870






                                  Page 5 of 11
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six months ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                               2001             2000
                                                                           -----------      -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                       $  (283,047)     $   192,436
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             6,400            8,896
       Realized (gains) losses on sales of marketable securities                (3,758)             969
       Realized loss from decline in market value of securities                246,816               --
   Changes in operating assets and liabilities:
     Prepaids and other                                                             --          (12,930)
     Real estate development                                                        --          939,199
     Accounts payable and accrued liabilities                                       26           (2,671)

-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (33,563)       1,125,899

-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of investment securities                                           (300,000)           1,209
  Purchase of marketable securities                                            (67,117)         (61,007)
  Proceeds from sales of marketable securities                                  12,531              413
  Additions to note receivable-related party                                   (13,477)         (45,559)
  (Decrease) in value of trading securities                                     (5,301)              --

-------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                       (373,364)        (104,944)

-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:                                                               --               --

-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           --               --

-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (406,927)       1,020,955
CASH AND CASH EQUIVALENTS, beginning of period                               1,969,247          499,673

-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $ 1,562,320      $ 1,520,628
-------------------------------------------------------------------------------------------------------


                                  Page 6 of 11
                                   Form 10-QSB

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


LIQUIDITY AND CAPITAL RESOURCES

During December 2001, the Company finalized an agreement to acquire 1,000,000 shares (approximately 11%) of Aspen Bio, Inc. ("Aspen"), a privately held company. The consideration consisted of $600,000, payable in cash, $300,000 upon signing of the agreement and an additional $300,000, due when Aspen completes certain items, anticipated occurring by March 31, 2002. The Company also received 390,000 warrants exercisable at $1.00 per share into common shares of Aspen. Certain directors, officers and consultants of the Company also received an aggregate of 440,000 warrants exercisable at $1.00 per share, in exchange for services. Aspen Bio, Inc. currently intends to file a registration statement with the Securities and Exchange Commission, to become a publicly traded company.

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

In April 2001 CVC Lot 2, LLC sold its property for approximately $1,565,000 less property costs, closing fees and payments made to the Zneimer Company. The sale transaction resulted in a reported gain to the Company of approximately $148,000, after considering an impairment allowance of approximately $240,300, which had previously been recorded.

The note receivable from CVC Lot 19, LLC totaled $172,337 after an impairment allowance of $351,023 at December 10, 2001, and is due upon the sale of the property. The Zneimer Company and Mr. Zneimer personally guaranteed $366,400, one half the original principal amount of the CVC Lot 19 note issued to the Company. This guarantee took place simultaneously with the conveyance of the property to the limited liability company. Due to the delay on sale of the property, CVC Lot 19 LLC has rented the CVC Lot 19 home at a monthly rental fee ranging from $5,550 to $6,000, currently on a month-to-month basis.



                                  Page 7 of 11
                                   Form 10-QSB

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

For the six-month period ended December 31, 2001, operating activities used cash of $33,600. The majority of cash was consumed by the net loss of $283,000 offset by the non-cash write-down of the value of marketable securities of $246,800 plus realized gains on sales of marketable securities of $3,800.

Cash used in investing activities was $373,400 during the six-month period ended December 31, 2001. The Company used $300,000 to purchase investment securities and $67,100 to purchase marketable securities and approximately $13,400 was advanced against the CVC Lot 19 home. Proceeds from sales of marketable securities of $12,500 and a decrease in the value of trading securities of $5,300 offset the cash used.

There were no financing activities during the six-month periods ended December 31, 2001 and 2000.

At December 31, 2001, the Company had cash and cash equivalents of $1,562,300 and working capital of $2,107,300. The Company believes that its working capital is adequate for its present real estate expenditures as described above. Other than the agreement


                                  Page 8 of 11
                                   Form 10-QSB
with Aspen Bio, as discussed above, the Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

During January 2002, the Company made a $250,000, subordinated 7% loan to a company, Advanced Nutraceuticals, Inc. ("ANI"), that is affiliated with the Company's chairman, Greg Pusey. The note matures in one year, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the Company to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004.

COMPREHENSIVE INCOME (LOSS)

For the six-month periods ended December 31, 2001 and 2000, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no income tax effect associated with the period end balances.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2000

The Company's revenues for the six-month period ended December 31, 2001 totaled approximately $39,600 consisting of interest on temporary cash on hand and other money market instruments of $35,900 and realized gains of sales of investment securities of $3,800. Revenues for the six-month period ended December 31, 2000 totaled approximately $1,362,500, consisting of proceeds from the sale of the Glenwood Springs property of $1,300,000, interest on temporary cash on hand and other money market instruments of $43,200 offset by realized losses on marketable security sales of $1,000. The Company received $20,300 in collections on a note receivable that was previously written off.

During the six-month periods ended December 31, 2001 and December 31, 2000, the Company incurred operating, general and administrative costs of approximately $75,900 and $112,700, respectively. The cost of the real estate sold in the six months ended December 31, 2000 was $1,057,300. Management determined that the decline in market value of certain marketable securities was not a temporary condition and therefore a loss of $246, 800 was recorded during the quarter ended December 31, 2001. The Company had a net loss for the six-month period ended December 31, 2001 of approximately $283,000 as compared with a gain of $192,400 for the six-month period ended December 31, 2000.

                                  Page 9 of 11
                                   Form 10-QSB

                           PART II. OTHER INFORMATION

Not Applicable.


                                 Page 10 of 11
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.



                                   FORM 10-QSB

                                DECEMBER 31, 2001



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAMBRIDGE HOLDINGS, LTD.



February 13, 2002                    By:        /s/ Gregory Pusey
                                        ---------------------------------------
                                        Gregory Pusey
                                        President, Treasurer and Director



                                 Page 11 of 11
                                   Form 10-QSB