Form 10QSB
period 2002-03-31
CAMBRIDGE HOLDINGS LTD
filed 2002-05-09
CIK 712757

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

() TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ TO ______________


Commission file number 0-12962
                       -------

                            Cambridge Holdings, Ltd.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-0826695
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


         106 S. University Blvd. #14
              Denver, Colorado                                           80209
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code (303) 722-4008
                                               --------------

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

                 Class                         Outstanding at May 6, 2002
     Common Stock, $.025 par value                      3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information................................................ 3

Balance Sheets as of March 31, 2002 and June 30, 2001......................... 4

Statements of Operations for the three and nine-month periods ended
March 31, 2002 and 2001....................................................... 5

Statements of Cash Flows for the nine-month periods ended
March 31, 2002 and 2001....................................................... 6

Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................. 7-9

Part II.  Other Information................................................... 9

Signature Page................................................................10

                                  Page 2 of 10
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2002



                          Part I. Financial Information

Item I. Consolidated Financial Statements
-----------------------------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2001.

                                  Page 3 of 10
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                                 Balance Sheets
                                                              March 31,      June 30,
                                                                2002           2001
                                                             (Unaudited)
                                                             -----------    -----------
                                     Assets
                                     ------

Current:
  Cash and cash equivalents                                  $   975,275    $ 1,969,247
  Investment securities - available for sale                     331,541        255,895
  Notes receivable-related party                                 426,777        158,860
  Deferred tax asset                                              82,000         82,000
                                                             -----------    -----------

Total current assets                                           1,815,593      2,466,002
Investment in restricted equity securities, at cost              600,000           --
Property and equipment, net                                        6,036         15,636
                                                             -----------    -----------

                                                             $ 2,421,629    $ 2,481,638
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                   $     3,024    $     6,376
                                                             -----------    -----------

Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                   75,747         75,747
  Additional paid-in capital                                   2,997,292      2,997,292
  Accumulated (deficit)                                         (580,405)      (276,677)
  Net unrealized (loss) on securities
      available for sale                                         (74,029)      (321,100)
                                                             -----------    -----------

Total stockholders' equity                                     2,418,605      2,475,262
                                                             -----------    -----------


                                                             $ 2,421,629    $ 2,481,638
                                                             ===========    ===========

                                  Page 4 of 10
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)


                                              Three months ended             Nine months ended
                                                    March 31,                     March 31,
                                              2002            2001           2002           2001
                                           -----------    -----------    -----------    -----------
Revenues:
Sale of real estate                        $      --      $      --      $      --      $ 1,300,000
Realized (losses) on sales of
       investment securities                  (245,447)       (13,382)      (241,689)       (14,350)
Interest and dividend income                     8,404         25,442         44,272         68,616
Collection of note receivable
       previously written off                     --             --             --           20,270
                                           -----------    -----------    -----------    -----------

Total revenues                                (237,043)        12,060       (197,417)     1,374,536
                                           -----------    -----------    -----------    -----------

Expenses:
   Cost of real estate sold                       --             --             --        1,057,304
   Operating, general and administrative        30,021         38,831        106,311        151,567
                                           -----------    -----------    -----------    -----------


Total expenses                                  30,021         38,831        106,311      1,208,871
                                           -----------    -----------    -----------    -----------


Net income (loss)                          $  (267,064)   $   (26,771)   $  (303,728)   $   165,665
   Other Comprehensive income (loss),
       net of income tax:
   Unrealized holding gains (losses)            22,735        (72,248)       247,071       (304,847)
                                           -----------    -----------    -----------    -----------

Comprehensive (loss)                       $  (244,329)   $   (99,019)   $   (56,657)   $  (139,182)
                                           ===========    ===========    ===========    ===========

Basic and diluted income (loss)
   per common share:                       $      (.09)   $      (.01)   $      (.10)   $       .05
                                           ===========    ===========    ===========    ===========
Weighted average number of
   shares outstanding                        3,029,870      3,029,870      3,029,870      3,029,870


                                  Page 5 of 10
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                               Nine months ended
                                                                   March 31,
                                                               2002           2001
                                                               ----           ----
Operating Activities:
   Net income (loss)                                       $  (303,728)   $   165,665
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                             9,600         13,344
       Realized losses on sales of marketable securities       241,689         14,350
   Changes in operating assets and liabilities:
     Prepaids and other                                           --          (12,930)
     Real estate development                                      --          939,199
     Accounts payable and accrued liabilities                   (3,352)         1,656


--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            (55,791)     1,121,284


--------------------------------------------------------------------------------------------
Investing activities:
  Purchase of investment securities                           (600,000)         1,224
  Purchases of property and equipment                             --           (3,188)
  Purchase of marketable securities                           (102,868)       (83,508)
  Proceeds from sales of marketable securities                  40,375         22,764
  Additions to note receivable-related party                  (267,917)       (45,559)
  (Decrease) in value of trading securities                     (7,771)          --

--------------------------------------------------------------------------------------------
Net cash (used in) investing activities                       (938,181)      (108,267)

--------------------------------------------------------------------------------------------
Financing activities:                                             --             --

--------------------------------------------------------------------------------------------
Net cash provided by financing activities                         --             --

--------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              (993,972)     1,013,017
Cash and cash equivalents, beginning of period               1,969,247        499,673


--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $   975,275    $ 1,512,690

============================================================================================


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


Liquidity and Capital Resources
-------------------------------

In December 2001 the Company finalized an agreement to acquire securities of AspenBio,Inc. for $600,000. The Company received 1,000,000 shares (which constitutes approximately 11% of the outstanding common stock of AspenBio) and 360,000 warrants to purchase AspenBio common stock exercisable at $1 per share to January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 470,000 warrants to purchase AspenBio common stock with the same terms. AspenBio has recently filed a registration statement with the Securities and Exchange Commission. Included in the registration statement are 500,000 shares of AspenBio stock owned by the Company which the Company plans to distribute to its shareholders. The registration statement has not been declared effective and the information in the prospectus will be amended prior to completion.

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

The note receivable from CVC Lot 19, LLC totaled $176,777 after an impairment allowance of $351,023 at March 31, 2002, and is due upon the sale of the property. The Zneimer Company and Mr. Zneimer personally guaranteed $366,400, one half the original principal amount of the CVC Lot 19 note issued to the Company. This guarantee took place simultaneously with the conveyance of the property to the limited liability company. Due to the delay on sale of the property, CVC Lot 19 LLC has rented the CVC Lot 19 home at a monthly rental fee ranging from $5,550 to $6,000, currently on a month-to-month basis.

                                  Page 7 of 10
                                   Form 10-QSB

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

For the nine-month period ended March 31, 2002, operating activities used cash of $55,800. The majority of cash was consumed by the net loss of $303,700 in excess of the losses of $241,700 realized on the sale of marketable securities during the period.

Cash used in investing activities was $938,200 during the nine-month period ended March 31, 2002. The Company used $600,000 to purchase investment securities and $102,900 to purchase marketable securities - available for sale, net of $40,400 generated from the sale of marketable securities. A $250,000 loan was made to Advanced Nutracueticals, a related party and approximately $17,900 was advanced against the CVC Lot 19 home and the value of trading securities decreased by $7,800.

There were no financing activities during the nine-month periods ended March 31, 2002 and 2001.
                                  Page 8 of 10
                                   Form 10-QSB

At March 31, 2002, the Company had cash and cash equivalents of $975,300 and working capital of $1,812,600. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

During January 2002, the Company made a $250,000 loan to Advanced Nutraceuticals, Inc. ("ANI"). The 7% note matures in one year and is convertible at the option of the Company into shares of ANI common stock at $1 per share. ANI also issued a warrant to the Company pursuant to which the Company may acquire 50,000 shares of ANI common stock at $1 per share through June 2004. Greg Pusey and Jeff McGonegal, officers of the Company, are also officers of ANI and Mr. Pusey is a director of both companies. These transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

Comprehensive Income (Loss)
---------------------------

For the nine-month periods ended March 31, 2002 and 2001, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no income tax effect associated with the period end balances.

Results of Operations
---------------------

Nine Month Period Ended March 31, 2002 compared to Nine Month Period Ended March 31, 2001
--------------------------------------------------------------------------------

The Company's revenues for the nine-month period ended March 31, 2002 totaled approximately $44,300 consisting of interest on temporary cash on hand and other money market instruments. The Company realized losses on sales of marketable securities of $241,700. Revenues for the nine-month period ended March 31, 2001 totaled approximately $1,375,000, consisting of proceeds from the sale of real estate of $1,300,000, interest on temporary cash on hand and other money market instruments of $69,000 offset by realized losses on marketable security sales of $14,000. The Company received $20,300 in collections on a note receivable that had been previously written off.

During the nine-month periods ended March 31, 2002 and March 31, 2001, the Company incurred operating, general and administrative costs of approximately $106,300 and $151,600, respectively. The cost of the real estate sold in the nine months ended March 31, 2001 was $1,057,300. The Company had a net loss for the nine-month period ended March 31, 2002 of approximately $303,700 as compared with net income of $165,700 for the nine-month period ended March 31, 2001.


                           Part II. Other Information
Not Applicable.

                                  Page 9 of 10
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.


                                   Form 10-QSB

                                 March 31, 2002



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAMBRIDGE HOLDINGS, LTD.



May 8, 2002                             By:   /s/ Gregory Pusey
                                              ----------------------------------
                                              Gregory Pusey
                                              President and Director


                                  Page 10 of 10
                                   Form 10-QSB