Form 10KSB
period 2002-06-30
CAMBRIDGE HOLDINGS LTD
filed 2002-09-30
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended JUNE 30, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ TO _______


For the fiscal year ended June 30, 2002
Commission file number 0-12962


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes /X/     No
                                                                ---       ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuers revenues consisted of $52,515 in interest and dividend income offset by $212,185 in realized losses on sales of investment securities and $31,342 loss from LLC's for net revenues for the fiscal year ended June 30, 2002 of $(191,012).

The aggregate market value of the voting stock held by non-affiliates was approximately $653,000 on September 18, 2002.


                                  Page 1 of 17
                                     10-KSB

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 13, 2002
-----------------------------                  ---------------------------------
Common Stock, $.025 par value                               3,029,870


Transitional Small Business Disclosure Format   Yes     No X
                                                   ---    ---

                                     Part I

Item 1.   DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In December 2001 the Company finalized an agreement to acquire securities of AspenBio,Inc. for $600,000. The Company received 1,000,000 shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 360,000 warrants to purchase AspenBio common stock exercisable at $1 per share to January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 470,000 warrants to purchase AspenBio common stock with the same terms. In September 2002, the Company completed a distribution to its shareholders of 500,000 shares of the AspenBio stock.

In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio made a note to the Company to cover any amounts the Company may be required to pay pursuant to the guarantee. No amounts have been paid by the Company pursuant to the guarantee. In connection with the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005.

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


                                  Page 2 of 17
                                     10-KSB

The note receivable from CVC Lot 19, LLC totaled $150,000 after an impairment allowance of $382,365 at June 30, 2002, and is due upon the sale of the property. The Zneimer Company and Mr. Zneimer personally guaranteed one half the original principal amount of the CVC Lot 19 note issued to the Company simultaneously with the conveyance of the property to the limited liability company. The Company believes that collection of this guarantee would be doubtful. Due to the delay on sale of the property, CVC Lot 19 LLC has rented the CVC Lot 19 home at a monthly rental fee of $6,000, currently on a month-to-month basis. The house is currently listed for sale by the LLC at approximately $1,395,000.

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

In August 2000 the Company formed a wholly-owned subsidiary, CamCap, Inc. The subsidiary is not engaged in any active operations.

COMPETITION. The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities, many of which have greater financial resources than those of the Company. The Company's


                                  Page 3 of 17
                                     10-KSB
management believes that success against such competition is dependent upon the quality of the investments, the geographic location of the property, the amount of new construction in the area and the design and appearance of the property. The Company's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Company's properties will also be competitive factors.

EMPLOYEES. The Company has only two employees, both of whom serve the Company on a part-time basis.

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

                                     PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2002 and 2001 are as follows:

           Quarter Ended                     High Bid       Low Bid
           --------------------------------------------------------
           June 30, 2002                     $.42          $.40
           March 31, 2002                    $.41          $.41
           December 31, 2001                 $.41         $.375
           September 30, 2001                $.47         $.375
           June 30, 2001                     $.48          $.40
           March 31, 2001                    $.48          $.47
           December 31, 2000                 $.47          $.47
           September 30, 2000                $.47          $.47


                                  Page 4 of 17
                                     10-KSB

     At August 31, 2002 the number of holders of record of the Company's common stock was 954. No cash dividends were paid during the years ended June 30, 2002 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2002, the Company had cash and cash equivalents of $408,800 and working capital of $2,414,200.

As described in Item 1(a), the Company has guaranteed up to $200,000 of debt of AspenBio, Inc. AspenBio is current in its obligations, and it is not presently known whether there will be any claim on the Company's guarantee.

CVC Lot 19 LLC has incurred debt financing of $1,013,000 for the construction of the luxury residential property. In addition to the debt financing, the Company has a note receivable and loans due from CVC Lot 19 LLC of $532,400 (prior to the impairment allowance) for interest on the mortgage, aid in completing and selling the residential property and for sale of land to the LLC. Due to the delay on the sale of this property and the Company's assessment of current market conditions, it is presently expected that when sold, it will be sold at a loss. Management has recorded an allowance for the loss on the CVC Lot 19 LLC note receivable for $382,400. Due to the delay on sale of this property, CVC Lot 19 LLC has rented the CVC Lot 19 home to an unrelated on a month-to-month basis for $6,000 per month.

For the period ended June 30, 2002, operating activities consumed cash of $52,200 as compared to cash flow generated of $1,043,400 for the year ended June 30, 2001. Losses from the sale of investment securities increased from $33,000 in 2001 to $212,100 in 2002. Land held for real estate development was sold during the year ended June 30, 2001 resulting in cash provided of $939,200.

Cash used by investing activities was approximately $1,508,300 during the year ended June 30, 2002 compared to cash provided by investing activities of $426,100 during the year ended June 30, 2001. Approximately $1,235,800 was used to purchase investment securities, net of related security sales, during the year ended June 30, 2002 compared to $81,200 in 2001. Investments in notes receivable were $22,500 in 2002 compared to $55,400 in 2001. Additional cash provided from investing activities during fiscal 2001 was $566,000 collected on notes receivable. The Company's assets, especially the values of the notes receivable and securities held by the Company are often highly volatile. In addition, trading in the securities the Company holds may be thin or there may be other impediments to, or restrictions on transfer.


                                  Page 5 of 17
                                     10-KSB

     There was no cash activity in financing activities during the years ended June 30, 2002 or 2001.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

     The Company's revenues for the year ended June 30, 2002 consisted of interest and dividend income of $52,500, offset by losses on the sale of securities of approximately $212,200 and a loss from LLC investments of $31,400 resulting from an increase in the impairment allowance on the note receivable from CVC Lot 19, LLC. The Company's revenues for the year ended June 30, 2001 totaled approximately $1,384,900, consisting of proceeds on the sale of real estate of $1,300,000, net income of $27,400 from LLC investment and interest and dividend income of $90,500. These revenues were offset by losses on the sale of securities of approximately $33,000.

During the years ended June 30, 2002 and June 30, 2001, the Company incurred operating, general and administrative costs of approximately $148,300 and $187,600, respectively. The cost of the real estate sold during the year ended June 30, 2001 was $1,057,300. During 1999, the Company had written off a bad debt of $101,300. The Company subsequently filed suit and collected $70,000 during 2000 and $35,300 during 2001. The Company had a loss before taxes for the year ended June 30, 2002 of approximately $301,200 as compared with income before taxes of approximately $175,300 for the year ended June 30, 2001. The Company recognized tax benefits of $7,000 in 2001 as a result of net operating losses.

INCOME TAXES

As discussed in Note 6 to the accompanying financial statements, as of June 30, 2002 the Company has $351,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which operating losses will be carried forward to future tax filings and allow the Company to realize an $82,000 tax benefit. A valuation allowance of $269,000 has therefore been established for the remaining deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

Item 7. FINANCIAL STATEMENTS.
          See pages F-1 through F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                  Page 6 of 17
                                     10-KSB

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                            Date First
                              Elected             Principal Occupation
Name                   Age   Director                and Employment
----                   ---   --------                --------------

Gregory Pusey          50      1982     President, treasurer and director. Mr.
                                        Pusey is the president and director of
                                        Advanced Nutraceuticals, Inc., a
                                        manufacturer of nutraceuticals and
                                        liquid pharmaceutical products. Mr.
                                        Pusey is also a director of AspenBio,
                                        Inc. Mr. Pusey graduated from Boston
                                        College in 1974 with a BS in finance.
                                        Mr. Pusey is also the president of
                                        Livingston Capital, Ltd., a venture
                                        capital and business-consulting firm.

John H. Altshuler      71      1991     Director. Dr. Altshuler is a medical
                                        doctor with a specialty in  hematology.
                                        He maintains a laboratory and a private medical practice and has served as a medical consultant since 1965. Dr.
                                        Altshuler  graduated  from  McGill
                                        University in 1959 with a doctorate in
                                        medicine.

Scott Menefee          37      1993     Director.  Mr. Menefee is the Director
                                        of Real Estate Development for Opus
                                        Northwest,  LLC, a large   commercial
                                        real estate development firm.  During
                                        his tenure with Opus, he has been
                                        involved in the development of over 3 million square feet of commercial real estate, including office buildings, shopping centers and industrial properties Mr. Menefee graduated from
                                        Southern Methodist University with a MBA in 1989 and the University of Denver with a BSBA in 1988.

Jeffrey G. McGonegal   51      2000     Senior Vice President-Finance, Secretary
                                        and Director. Mr. McGonegal has served
                                        as Senior Vice President-Finance of
                                        Advanced Nutraceuticals, Inc. since


                                  Page 7 of 17
                                     10-KSB

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

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2002, the Company's Board of Directors held eight meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2002, except that Form 5 reports regarding grants of options were not filed on a timely basis.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2002 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                              Annual Compensation                         Awards              Payouts
                              -------------------                         ------              -------
                                                        Other
Name and                                               Annual     Restricted                   LTIP            All Other
 Principal     Fiscal       Salary                    Compensa-      Stock       Options      Payouts          Compensa-
Position        Year        ($)(1)        Bonus         tion       Awards($)       (#)          ($)           tion($)(2)
--------        ----        ------        -----         ----       ---------       ---          ---           ----------
Gregory Pusey,
President       2002        60,000         -0-           -0-          -0-          -0-          -0-              5,207
                2001        60,000         -0-           -0-          -0-          -0-          -0-              5,207
                2000        60,000         -0-           -0-          -0-          -0-          -0-              5,207


                                  Page 8 of 17
                                     10-KSB

     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

     (2) All other compensation paid that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums of $5,207 paid on Mr. Pusey's behalf.

1999 STOCK OPTION PLAN. In April 1999, the Board of Directors of the Company adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan is administered by the Option Committee consisting of the full Board of Directors.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 1999 Plan if selected by the Option Committee. Any consultant to the Company, including Directors, will also be eligible to receive option grants under the 1999 Plan if authorized by the Option Committee.

The 1999 Plan as adopted and subsequently amended authorizes the grant of options to purchase up to 60,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 50,000 shares. All of these options were granted on April 16, 1999. Of the options to purchase up to 50,000 shares, options to purchase 10,000 shares were granted to each of John H. Altshuler and Scott L. Menefee, directors of the Company, and options to purchase up to 30,000 shares were granted to Gregory Pusey, President and Director of the Company. The options granted to Dr. Altshuler and Mr. Menefee are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. Outstanding options are exercisable through April 15, 2004. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued. No amendments may be made without the approval of the Company's shareholders to the extent such approval is required by law or agreement. The 1999 Plan will continue until April 15, 2009, unless abandoned or terminated at an earlier time.

2001 STOCK OPTION PLAN. In October 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan was approved by majority vote of the shareholders in May 2002. The 2001 Plan replaces the 2000 Stock Incentive Plan that was terminated (together with the options granted) by the Board because it had not been presented to the shareholders for approval within one year of its adoption as originally contemplated. The purpose of the 2001 Plan is to promote the interests of the Company and its shareholders by:

o    Attracting and retaining key personnel;
o Providing participants a significant stake in the performance of the Company;


                                  Page 9 of 17
                                     10-KSB

o Providing an opportunity for participants to increase their holdings of the Company's common stock.

The Option Committee administers the 2001 Plan. The Option Committee consists of the Board of Directors or a committee of the Board of Directors, as the Board of Directors may from time to time designate, composed of not less than two members of the Board of Directors, each of whom shall be a director who is not employed by the Company. The Option Committee currently consists of the full Board of Directors. The Option Committee has the authority to select employees and consultants to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The Option Committee has the authority to establish rules for the administration of the 2001 Plan, and its determinations and interpretations are binding.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 2001 Plan if selected by the Option Committee. Any consultant to the Company, including Directors, will also be eligible to receive option grants under the 2001 Plan if authorized by the Option Committee.

The 2001 Plan as adopted and subsequently amended authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 430,000 shares. Of these options 280,000 were granted in October 2001 and 150,000 were granted in November 2001. Options to purchase 40,000 shares were granted to each of John H. Altshuler and Scott L. Menefee, directors of the Company, options to purchase up to 100,000 shares were granted to each of Gregory Pusey, President and Director of the Company and Jeffrey G. McGonegal, Senior Vice-President of Finance, Secretary and Director of the Company and options to purchase 150,000 shares were granted to Thomas Weinberger, a part-time employee of the Company. The options granted to Dr. Altshuler and Messrs. Menefee and McGonegal are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Weinberger are exercisable at $.375 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable for a four-year term. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.

The 2001 Plan was designed to permit the Option Committee to grant stock options that qualify as "incentive stock options" or options that do not so qualify. The option grants to Mr. Pusey and Mr. McGonegal are intended to qualify as incentive stock options, and the option grants to the other persons are not intended to so qualify.

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


                                  Page 10 of 17
                                     10-KSB

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


     (b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                       Shares         Number of Shares     Value of Unexercised
                      Received       Underlying Unexer-        In-The-Money
Name                Upon exercise       cised Options     Options at 6/30/02 ($)
----                -------------       -------------     ----------------------
Gregory Pusey            -0-                130,000                 -0-
Scott Menefee            -0-                 50,000                 -0-
Jeff McGonegal           -0-                100,000                 -0-
John Altshuler           -0-                 50,000                 -0-
Thomas Weinberger        -0-                150,000                 -0-


     (c) OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2002.

                                    % of Total
                                      Options
                                    Granted to       Exercise or
                     Options    Employees/Directors  Base Price
Name               Granted (#)    in Fiscal Year       ($/Sh)    Expiration Date
----               -----------    --------------       ------    ---------------
Gregory Pusey        100,000           22.2%            $.52         10/5/05
Jeffrey McGonegal    100,000           22.2%            $.47         10/5/05
John Altshuler        40,000           11.15%           $.47         10/5/05
Scott Menefee         40,000           11.15%           $.47         10/5/05
Thomas Weinberger    150,000           33.3%            $.375       11/27/05

     (d) Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of September 13, 2002. We have options outstanding under two plans, our 1999 Plan and our 2001 Plan.


                                  Page 11 of 17
                                     10-KSB


                                                                            (c) Number of
                                                                             Securities
                                                                              Remaining
                                                                            Available for
                                                                          Future Issuance
                                 (a) Number of          (b) Weighted        Under Equity
                                Securities to be      Average Exercise   Compensation Plans
                              Issued Upon Exercise        Price of           (Excluding
                                 of Outstanding         Outstanding          Securities       (d) Total of Securities
                             Options, Warrants and   Options, Warrants      Reflected in        Reflected in Columns
       Plan Category                 Rights              and Rights          Column (a))            (a) and (c)
--------------------------   ---------------------   -----------------   ------------------   -----------------------

Equity Compensation Plans         480,000                 $.453                 230,000                 710,000
Approved by Shareowners


Equity Compensation Plans            None                    --                      --                      --
Not Approved  by
Shareowners


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership as of September 13, 2002 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                        Number of                Percent of
Beneficial Owner                         Shares                     Class
----------------                         ------                     -----
John H. Altshuler                        50,000                     1.6%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                            80,000                     2.6%
971 Garfield Street
Denver, CO 80206 (2)

Gregory Pusey                           1,729,618                   54.8%
106 S. University Blvd. #14
Denver, CO 80209 (3)

Cede & Co.                               452,357                    14.9%
PO Box 222
New York, NY 10274


                                  Page 12 of 17
                                     10-KSB

Jeffrey G. McGonegal                     100,000                    3.2%
1905 W. Valley Vista Drive
Castle Rock, CO 80104 (4)

All officers and directors as a         1,959,618                   58.3%
group (4 persons) (1) (2) (3) (4)

E. Jeffrey Peierls                       482,037                    15.9%
73 S. Holman Way
Golden, CO 80401 (5)

Brian Peierls                            398,824                    13.2%
2903 Creeks Edge Parkway
Austin, TX  78733 (6)

The Peierls Foundation                   179,813                    5.9%
c/o of U.S. Trust Company of New York
114 West 47th Street
New York, NY  10036

     (1) Includes options that are currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 40,000 shares that have been granted under the 2001 Plan.

    (2) Includes options that are currently exercisable to purchase 10,000 shares that have been granted under the 1999 Plan and 40,000 shares that have been granted under the 2001 Plan.

     (3) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 99,811 shares owned by Mrs. Pusey, individually or as custodian for their minor children. Includes options that are currently exercisable to purchase 30,000 shares that have been granted under the 1999 Plan and 100,000 shares that have been granted under the 2001 Plan.

     (4) Includes options that are currently exercisable to purchase 100,000 shares that have been granted under the 2001 Plan.

     (5) Includes 216,611 shares held of record by Brian E. Peierls. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames. Also includes the 179,813 shares held by The Peierls Foundation as Jeffrey Peierls is a trustee.

     (6) Includes 38,500 shares owned by the two minor sons of Brian Peierls. Also includes the 179,813 shares held by The Peierls Foundation as Brian Peierls is a trustee.

                                  Page 13 of 17
                                     10-KSB

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $750 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party. In addition, the Company provides a car for Gregory Pusey, it's president.

     During January 2002, the Company made a $250,000 loan to Advanced Nutraceuticals, Inc. ("ANI"). The note was interest bearing at 7% per annum, scheduled to mature in one year and was convertible at the Company's option into shares of ANI common stock at $1.00 per share. ANI also issued a warrant to the Company pursuant to which the Company may acquire up to 50,000 shares of ANI's common stock at $1.00 per share through June 2004. The Company also owns 126,913 shares of ANI common stock that it acquired through open-market purchases at then prevailing market prices. Gregory Pusey and Jeffrey McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is also a director of ANI.

In September 2002, ANI agreed to reduce the conversion rate if the Company would convert the debt into stock. The Company agreed to convert principal and interest of the loan into 475,118 shares of ANI's Common Stock. The loan, and the subsequent conversion, were approved by the disinterested members of the Board of the Company and the Board believes that the terms were at least as favorable as could have been obtained from an unaffiliated party.

In December 2001, the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted approximately 11% of the outstanding Common Stock of AspenBio) and 360,000 warrants to purchase AspenBio Common Stock exercisable at $1.00 per share to January 1, 2001. At the Company's direction, directors, officers and consultants of the Company received an aggregate of 470,000 warrants to purchase AspenBio Common Stock with the same terms. The officers and directors that received warrants to purchase shares of AspenBio Common Stock were as follows:
John H. Altshuler, 10,000 shares; Jeff McGonegal, 60,000 shares; Scott Menefee, 10,000 shares; and Gregory Pusey, 150,000 shares. In September 2002, the Company, made a distribution to its shareholders of 500,000 shares of AspenBio Common Stock. The distribution was made on a pro rata basis, and the officers and directors received AspenBio Common Stock in proportion to their ownership of the Company's Common Stock.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.
          The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

     (b) REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed during the last fiscal quarter covered by this Report.

                                  Page 14 of 17
                                     10-KSB

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

     (10)(n) 2001 Stock Option Plan filed as Exhibit 10(n) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2001 is incorporated herein by this reference.

     (10)(o) Securities Purchase Agreement, dated December 28, 2001, between the Company and AspenBio, filed as Exhibit 10.1 to the Registrant's Report on Form 8-K dated March 12, 2002 is incorporated herein by this reference.

     (10)(p) Investor Rights Agreement, dated December 28, 2001, between the Company and AspenBio, filed as Exhibit 10.2 to the Registrant's Report on Form 8-K dated March 12, 2002 is incorporated herein by this reference.

     (10)(q) Consulting Agreement, dated December 28, 2001, between the Company and AspenBio, filed as Exhibit 10.3 to the Registrant's Report on Form 8-K dated March 12, 2002 is incorporated herein by this reference.

     (10)(r) Letter, dated March 14, 2002, confirming performance and termination in the Consulting Agreement filed as Exhibit 10.4 to the Registrant's Report on Form 8-K dated March 12, 2002 is incorporated herein by this reference.

     (10)(s) Shareholder's Agreement, dated December 28, 2001, among AspenBio, Cambridge and Roger Hurst, filed as Exhibit 10.5 to the Registrant's Report on Form 8-K dated March 12, 2002 is incorporated herein by this reference.


                                  Page 15 of 17
                                     10-KSB

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CAMBRIDGE HOLDINGS, LTD.

Date: September 30, 2002              By:      /s/ Gregory Pusey
                                               ---------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2002              By:      /s/ Gregory Pusey
                                               ---------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director


Date: September 30, 2002              By:      /s/ Jeffrey G. McGonegal
                                               ---------------------------------
                                               Jeffrey G. McGonegal
                                               Senior Vice President-Finance,
                                               Secretary and Director


Date: September 30, 2002              By:      /s/ John H. Altshuler
                                               ---------------------------------
..
                                               John H. Altshuler, Director


Date: September 30, 2002              By:      /s/ Scott Menefee
                                               ---------------------------------
                                               Scott Menefee, Director


                                  Page 16 of 17
                                     10-KSB

                                  CERTIFICATION


Each of the undersigned, Gregory Pusey, Chief Executive Officer, and Jeffrey G. McGonegal, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cambridge Holdings, Ltd.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002    By:   /s/ Gregory Pusey
                                  ----------------------------------------------
                                  Gregory Pusey, Chief Executive Officer


Date: September 30, 2002     By:  /s/ Jeffrey G. McGonegal
                                  ----------------------------------------------
                                  Jeffrey G. McGonegal, Chief Financial Officer

                                  Page 17 of 17
                                     10-KSB

                            CAMBRIDGE HOLDINGS, LTD.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                      INDEX

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)       F-4

Consolidated Statements of Changes in Stockholders' Equity                  F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Cambridge Holdings, Ltd. and Subsidiary as of June 30, 2002, and the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. and Subsidiary as of June 30, 2002, and the results of its operations and comprehensive income/(loss) and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

                                AJ. Robbins, PC.
                                    Certified Public Accountants


Denver, Colorado
September 6, 2002

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  =============





                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $   408,756
     Investment securities - available for sale, net                  1,523,832
     Note receivable - related party, net                               150,000
     Note receivable - related party                                    250,000
     Interest receivable - related party                                  8,750
     Deferred tax asset                                                  82,000
                                                                    -----------

                  Total Current Assets                                2,423,338

PROPERTY AND EQUIPMENT, net                                               4,225
                                                                    -----------

                                                                    $ 2,427,563

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $     9,186
                                                                    -----------

                  Total Current Liabilities                               9,186
                                                                    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,029,870 issued and outstanding                    75,747
     Additional paid-in capital                                       2,997,292
     Accumulated (deficit)                                             (577,901)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized (losses) on securities
             available for sale                                         (76,761)
                                                                    -----------

                  Total Stockholders' Equity                          2,418,377
                                                                    -----------

                                                                    $ 2,427,563
                                                                    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
      =====================================================================

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                         2002           2001
                                                      -----------   -----------
  REVENUES:
       Net realized (losses) on sales of
         investment securities                        $  (212,185)  $   (32,973)
     Net income (loss) from LLC investments               (31,342)       27,389
     Sale of real estate                                     --       1,300,000
     Interest and dividend income                          52,515        90,474
                                                      -----------   -----------

                  Total Revenues                         (191,012)    1,384,890
                                                      -----------   -----------



OPERATING (EXPENSES) AND OTHER INCOME:
     Operating, general and administrative               (148,290)     (187,563)
     Cost of real estate sold                                --      (1,057,304)
     Interest income - related party                        8,750          --
     Other income                                          29,328        35,270
                                                      -----------   -----------

                  Net Other Income (Expense)             (110,212)   (1,209,597)
                                                      -----------   -----------

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)                (301,224)      175,293

INCOME TAX (BENEFIT)                                         --          (7,000)
                                                      -----------   -----------

NET INCOME (LOSS)                                        (301,224)      182,293

OTHER COMPREHENSIVE INCOME (LOSS), net of tax -
     Unrealized holding gains (losses)                    244,339      (299,465)
                                                      -----------   -----------


COMPREHENSIVE (LOSS)                                  $   (56,885)  $  (117,172)
                                                      ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED $      (.10)  $       .06
                                                      ===========   ===========

Weighted average number of
     common shares outstanding                          3,029,870     3,029,870
                                                      ===========   ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ===========================================================

                                                                                                         Accumulated
                                                        Common Stock          Additional                   Other          Total
                                                  -------------------------    Paid-in     Accumulated  Comprehensive  Stockholders'
                                                    Shares        Amount       Capital     (Deficit)    Income/(Loss)     Equity
                                                  -----------   -----------   -----------  -----------   -----------    -----------


Balances, June 30, 2000                             3,029,870   $    75,747   $ 2,997,292  $  (458,970)  $   (21,635)   $ 2,592,434

         Net unrealized (losses) on
                  securities available for sale          --            --            --           --        (299,465)      (299,465)


         Net income for the year                         --            --            --        182,293          --          182,293
                                                  -----------   -----------   -----------  -----------   -----------    -----------



Balances, June 30, 2001                             3,029,870        75,747     2,997,292     (276,677)     (321,100)     2,475,262

         Net unrealized gains on
                  securities available for sale          --            --            --           --         244,339        244,339


         Net (loss) for the year                         --            --            --       (301,224)         --         (301,224)
                                                  -----------   -----------   -----------  -----------   -----------    -----------


Balances, June 30, 2002                             3,029,870   $    75,747   $ 2,997,292  $  (577,901)  $   (76,761)   $ 2,418,377
                                                  ===========   ===========   ===========  ===========   ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

                                                                  For the Years Ended June 30,
                                                                      2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                                  $  (301,224)   $   182,293
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Impairment allowance on notes receivable, related parties        31,342       (119,411)
       Depreciation and amortization                                    11,411         13,868
       Realized losses on sale of investment securities                212,186         32,973
       Deferred income taxes                                              --           (7,000)
  Changes in:
       Real estate development                                            --          939,199
       Accrued interest - related party                                 (8,750)          --
       Accrued liabilities and other                                     2,810          1,498
                                                                   -----------    -----------

         Cash Flows Provided (Used) By Operating Activities            (52,225)     1,043,420
                                                                   -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                                 (1,362,233)      (131,197)
  Proceeds from sale of investment securities                          126,449         49,989
  Investments in notes receivable - related parties                    (22,482)       (55,428)
  Collection on notes receivable - related parties                        --          565,979
  Issuance of note receivable - related party                         (250,000)          --
  Purchase of property and equipment                                      --           (3,189)
                                                                   -----------    -----------

         Cash Flows Provided (Used) By Investing Activities         (1,508,266)       426,154
                                                                   -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,560,491)     1,469,574

CASH AND CASH EQUIVALENTS, beginning of year                         1,969,247        499,673
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                             $   408,756    $ 1,969,247
                                                                   ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------
Cambridge Holdings, Ltd. ("Cambridge" or "The Company") was incorporated on June 23, 1980 under the laws of the State of Colorado. The Company has purchased two undeveloped lots in the Cordillera Valley Club, located near Vail, Colorado and has sold the properties to two separate limited liability companies (LLC's). With its partner in the LLC's, the Company has built a separate luxury residence on each parcel for resale. One of the residences was sold in April 2001. The Company also explores other business acquisitions, opportunities and investments.

In August 2000 the Company formed a wholly-owned subsidiary, CamCap, Inc. The subsidiary is inactive.

Consolidation
-------------
The  consolidated   financial  statements  include  the  accounts  of  Cambridge
Holdings, Ltd. and its wholly-owned subsidiary (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk
-----------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash balances in excess of the insurance provided by governmental insurance authorities. The Company has not experienced any losses on such accounts.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Investment Securities
---------------------
Investment securities classified as available for sale are those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

Fair Value of Financial Instruments
-----------------------------------
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Revenue Recognition
-------------------
Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $11,411 and $13,868 for the years ended June 30, 2002 and 2001, respectively.

Investment in LLC
-----------------
The investments in LLC's are accounted for under the equity method.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2002 the Company had recorded a cumulative allowance against its note receivable from the Lot 19 LLC of $382,365 because management of the Company does not believe it will realize the full amount due under the note receivable.

Income Taxes
------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under SFAS No. 109, the
Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Options to purchase  480,000 and 60,000 shares of common stock were not included
in  the  computation  of  diluted   earnings  per  share  as  their  effect  was
anti-dilutive for the years ended June 30, 2002 and 2001, respectively.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans
------------------
The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, ("APB Opinion 25") and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS.

Comprehensive Income (Loss)
---------------------------
FASB Statement No. 130, Reporting Comprehensive Income (Loss) requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

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

The  following  table  presents the  components  of other  comprehensive  income
(loss), net of tax:

   Years ended June 30, (net of tax)                      2002          2001
                                                        ---------     ---------

   Holding gains (losses)                               $ 466,451     $(364,028)
   Reclassification for realized gains (losses)          (222,112)       64,563
                                                        ---------     ---------

   Increase (decrease) in net unrealized securities
   gains (losses) recognized in other comprehensive
   income                                               $ 244,339     $(299,465)
                                                        =========     =========

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------
The Securities and Exchange  Commission (SEC) issued Staff  Accounting  Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective July 1, 2001 and does not believe it will have a material impact on its financial statements.

In July 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning July 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company's adoption of the new standard did not have a material impact on its financial statements.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on July 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption is not expected to have a material effect on its financial statements.


NOTE 2 - INVESTMENT SECURITIES

At June 30, 2002 the Company's market value of available for sale securities consisted of the following:
                                                Gross
                                             Unrealized    Estimated
                                    Cost       (Loss)      Fair Value
                                  ----------  ---------    ----------
Common and preferred stocks       $  999,678  $ (83,074)   $  916,604
Bond Funds                           617,528    (10,300)      607,228
                                  ----------  ---------    ----------

Total                             $1,617,206  $ (93,374)   $1,523,832
                                  ==========  =========    ==========

The Company realized net (losses) of $(212,185) and $(32,973) on the sale of investment securities for the years ended June 30, 2002 and 2001, respectively.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


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

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

In February 1997 the Company became a 50% member in each of two limited liability companies with the Zneimer Company, a real estate developer in the Vail, Colorado area. During the fiscal year ended June 30, 1997, the Company purchased two parcels of raw land for approximately $723,000. Each parcel of land was conveyed to a separate limited liability company, CVC Lot 2, LLC and CVC Lot 19, LLC, in exchange for a secured promissory note from the LLC's equal to the Company's cost of the property. Subsequently the promissory notes were subordinated to secure construction loans provided by a financial institution, the proceeds of which were used to build a luxury residence on each of the lots.

In April 2001 CVC Lot 2, LLC sold the property for approximately $1,565,000 less property costs, closing fees and payments to the Zneimer Company. The sale transaction resulted in a reported gain to the Company of approximately $148,000, after considering an impairment allowance of approximately $240,300, which had previously been recorded. The note receivable from CVC Lot 19, LLC is due upon the sale of the property and totaled $150,000 after an impairment allowance of $382,365 at June 30, 2002. The Zneimer Company and Mr. Zneimer personally guaranteed one half the original principal amount of the notes issued to the Company simultaneously with the conveyance of each property to the applicable limited liability company. The Company does not believe that Mr. Zneimer would be able to meet the terms of the guarantee.

The note is classified as a related party obligation only due to the fact that the CVC LLC is 50% owned by Cambridge. The management of Cambridge has no interest in these properties other than as a shareholder of Cambridge.

Separate unaudited condensed statements of operations of CVC Lot 2, LLC up to the date of sale and CVC Lot 19, LLC, on a combined basis are as follows:

                                           For the Years Ended
                                                June 30,
                                          ---------------------
                                            2002         2001
                                          --------    ---------
                                               (Unaudited)

           Revenue                        $ 35,948    $ 140,903
           Expenses                         40,227      310,634
                                          --------    ---------

           Net (loss) from operations     $ (4,279)   $(169,731)
                                          ========    =========

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

During January 2002 the Company loaned $250,000 to Advanced Nutraceuticals, Inc. ("ANI"). The 7% note matures in one year during January 2003 and is convertible at the option of the Company into shares of ANI common stock at $1.00 per share. ANI also issued a warrant to the Company pursuant to which the Company may acquire 50,000 shares of ANI common stock at $1.00 per share through June 2004. The Company's president is also the chairman of ANI.

As of August 26, 2002, by mutual agreement of the parties, the $250,000 note balance and interest accrued to that time were converted into 475,118 shares of ANI common stock. The terms of the warrant were not affected.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             June 30,
                                                               2002
                                                            ----------
       Automobile                                           $  30,762
       Furniture and fixtures                                   1,200
       Office equipment                                        32,945
                                                            ----------

       Total                                                   64,907

       Less accumulated depreciation and amortization         (60,682)
                                                            ----------

                                                            $   4,225
                                                            ==========

NOTE 6 - INCOME TAXES (BENEFIT)

                                           For the Years Ended
                                                June 30,
                                          ---------------------
                                            2002         2001
                                          --------    ---------
           Deferred:
              Federal                     $     --    $  (7,000)
              State                             --           --
                                          --------    ---------

                                          $     --    $  (7,000)
                                          =====================

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 6 - INCOME TAXES (BENEFIT) (Continued)
                                                           June 30,
                                                             2002
                                                          ----------
             Deferred tax assets:
                      Allowance for losses on
                         investments                     $  117,000
                      Impairment of note receivable          142,700
                      Net operating loss carryforward         91,000
                                                          ----------

                      Net deferred tax assets                350,700
                      Less valuation allowance              (268,700)
                                                          ----------

                      Net deferred tax assets                 82,000
                                                          ----------

             Deferred tax liability                           -
                                                          ----------

             Net deferred tax asset                       $   82,000
                                                          ==========

The Company has recorded a deferred tax asset of $82,000, which reflects the amount of tax benefit expected to be realized as a result of the available operating loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:
                                               For the Years Ended June 30,
                                                    2002         2001
                                                 -----------  ----------
    Income tax expense (benefit) computed
        at the federal statutory rate            $(102,000)   $   60,000
    Increase in valuation allowance                146,000       (84,000)
    Other                                          (44,000)       17,000
                                                 -----------  ----------

    Income tax (benefit)                         $ --         $   (7,000)
                                                 ===========  ==========

The Company has a net operating loss carryforward of approximately $245,000 expiring through 2022.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 7 - STOCK OPTIONS

1999 Stock Option Plan
----------------------
The Company's 1999 Stock Option Plan, as amended, has a maximum of 60,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of the grant. During 1999 the Company granted 60,000 options under the plan, which are scheduled to expire April 15, 2004. During 2002 10,000 options were forfeited.

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. During 2002 the Company granted 430,000 options under the plan; 280,000 will expire October 5, 2005 and 150,000 will expire November 27, 2005.

Pro Forma Stock Option Compensation
-----------------------------------
FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were no options granted during the year ended June 30, 2001.

During 2002 the Company granted options to certain employees/directors to purchase 430,000 shares of the Company's common stock exercisable at $.47-$.52 per share. Had the Company adopted the fair value method with respect to options issued to employees/directors an additional charge to income of $187,850 would have been required in 2002; proforma net loss would have been $489,074 and loss per share would have been $.16 on a basic and diluted basis. In estimating the above expense, the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 5.0%, volatility was estimated at 498.80%, the expected life was less than four years.

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 7 - STOCK OPTIONS (Continued)

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                                                          For the Years Ended
                                                           June 30,
                                           ------------------------------------------
                                                   2002                   2001
                                           -------------------    -------------------
                                                      Weighted               Weighted
                                                      Average                Average
                                                      Exercise               Exercise
                                           Shares      Price      Shares      Price
                                           --------   --------    -------    --------
   Outstanding, beginning of year            60,000   $ .49500     90,000    $ .47677

                     Granted                430,000     .44800       -            -
                     Expired                (10,000)   (.52000)   (30,000)    (.44000)
                                           --------   --------    -------    --------
                     Exercised                -            -         -            -
                                           --------   --------    -------    --------

   Outstanding, end of year                 480,000   $ .45300     60,000    $ .49500
                                           ========   ========    =======    ========

   Options exercisable, end of year         480,000   $ .45300     60,000    $ .49500
                                           ========   ========    =======    ========

   Weighted average fair value of options
            granted during the year           -       $    -         -       $   -
                                           ========   ========    =======    ========

The following table summarizes information about stock options outstanding at June 30, 2002:


                                   Options Outstanding                                    Options Exercisable
           ------------------------------------------------------------------        -----------------------------
                                                    Weighted
                                                    Average         Weighted
               Range of                            Remaining        Average                       Weighted Average
               Exercise           Number          Contractual       Exercise            Number        Exercise
                Prices         Outstanding        Life-Years          Price          Exercisable         Price
                ------         -----------        ----------        -------          -----------  ----------------

           $ .375 to $ .52       480,000            3.107          $.45300            480,000         $.45300

                     CAMBRIDGE HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. Cambridge's president is also president and Chief Executive Officer of Advanced Nutracueticals, Inc. The Company held investment securities in ANI classified as available for sale and at June 30, 2002 and 2001; the investments had an estimated fair value of $118,112 and $97,898, respectively.

In December 2001 the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 360,000 warrants to purchase AspenBio common stock exercisable at $1.00 per share through January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 470,000 warrants to purchase AspenBio common stock with the same terms. In September 2002 the Company completed a distribution to its shareholders of 500,000 shares of the AspenBio common stock.

The Company has guaranteed on behalf of AspenBio, Inc. payment of a principal amount of $200,000 plus accrued interest payable on demand by a lender. AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio Common Stock at $1.50 per share, expiring July 5, 2005 in connection with this guarantee. AspenBio made a note to the Company to cover any amounts the Company may be required to pay pursuant to the guarantee.