Form 10QSB
period 2002-09-30
CAMBRIDGE HOLDINGS LTD
filed 2002-11-15
CIK 712757

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X       No
                                                                ---        ----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 8, 2002
     Common Stock, $.025 par value                      3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information.............................................3

Balance Sheets as of September 30, 2002 and June 30, 2002..................4

Statements of Operations for the three-month periods ended
September 30, 2002 and September 30, 2001..................................5

Statements of Cash Flows for the three-month periods ended
September 30, 2002 and 2001................................................6

Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................7-9

Item 3. Controls and Procedures...........................................10

Part II.  Other Information...............................................10

Signature Page............................................................10

Certification.............................................................11-12

                                  Page 2 of 12
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2002



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

The results for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2002.

                                  Page 3 of 12
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                            September 30,    June 30,
                                                                2002           2002
                                                             (Unaudited)
                                                             -----------    -----------
                                     Assets
                                     ------

Current:
  Cash and cash equivalents                                  $   310,343    $   408,756
  Investment securities - available for sale                   1,372,382      1,523,832
  Notes receivable-related party                                 151,215        400,000
  Interest receivable-related party                               13,125          8,750
  Deferred tax asset                                              82,000         82,000
                                                             -----------    -----------

Total current assets                                           1,929,065      2,423,338
                                                             -----------    -----------

 Property and equipment, net                                      64,764          4,225
                                                             -----------    -----------

                                                             $ 1,993,829    $ 2,427,563
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                   $     3,861    $     9,186
                                                             -----------    -----------

Total current liabilities                                          3,861          9,186
                                                             -----------    -----------


Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                   75,747         75,747
  Additional paid-in capital                                   2,697,292      2,997,292
  Accumulated (deficit)                                         (566,806)      (577,901)
  Net unrealized (losses) on securities
      available for sale                                        (216,265)       (76,761)
                                                             -----------    -----------


Total stockholders' equity                                     1,989,968      2,418,377
                                                             -----------    -----------

                                                             $ 1,993,829    $ 2,427,563
                                                             ===========    ===========

                                  Page 4 of 12
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months         Three Months
                                                             ended               ended
                                                      September 30, 2002   September 30, 2001
                                                          -----------         ------------
Revenues:
   Net realized gains on sales of investment securities   $    23,235          $     1,620
   Interest and dividend income                                 9,827               19,479
                                                          -----------          -----------
Total revenues                                                 33,062               21,099

Expenses:
   Operating, general, and administrative                      21,967               32,893
                                                          -----------          -----------


Total expenses                                                 21,967               32,893
                                                          -----------          -----------


Net Income (Loss)                                              11,095              (11,794)
Other Comprehensive income (loss),
       net of income tax-
   Unrealized holding gains (losses)                         (139,504)             (55,627)
                                                          -----------          -----------

Comprehensive Income (Loss)                               $  (128,409)         $   (67,421)
                                                          ===========          ===========


Basic and diluted income (loss)
  per common share:                                       $      (nil)         $      (nil)
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
                                                          ===========          ===========

                                  Page 5 of 12
                                   Form 10-QSB


                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                              Three Months      Three Months
                                                                 ended              ended
                                                             Sept. 30, 2002     Sept. 30, 2001
--------------------------------------------------------------------------------------------
Operating Activities:
   Net income (loss)                                           $    11,095       $   (11,794)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 3,652             3,200
       Proceeds from sale of equipment, net of gain                    854              --
       Purchase of fixed assets                                    (65,045)             --
       Realized (gains) on sales of marketable securities          (23,235)           (1,620)
   Changes in operating assets and liabilities:
     Prepaids and other                                             (4,375)             --
     Accounts payable and accrued liabilities                       (5,325)            7,974

--------------------------------------------------------------------------------------------
Net cash (used in) operating activities                            (82,379)           (2,240)

--------------------------------------------------------------------------------------------
Investing activities:
  Purchase of marketable securities                                (73,326)          (23,320)
  Proceeds from sales of marketable securities                      62,849             4,732
  Additions to note receivable-related party                        (1,215)          (10,951)
  Increase (decrease) in value of trading securities                (4,342)            3,311


--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                (16,034)          (26,228)

--------------------------------------------------------------------------------------------
Financing activities:                                                 --                --

--------------------------------------------------------------------------------------------
Net cash provided by financing activities                             --                --
--------------------------------------------------------------------------------------------



Increase (decrease) in cash and cash equivalents                   (98,413)          (28,468)
Cash and cash equivalents, beginning of period                     408,756         1,969,247

--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $   310,343       $ 1,940,779

============================================================================================

                                  Page 6 of 12
                                   Form 10-QSB

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

The note receivable from CVC Lot 19, LLC totaled $151,200 after an impairment allowance of $382,400 at September 30, 2002, and is due upon the sale of the property. . The Zneimer Company and Mr. Zneimer personally guaranteed one half the original principal amount of the CVC Lot 19 note issued to the Company simultaneously with the conveyance of the property to the limited liability company. The Company believes that collection of this guarantee would be doubtful. Due to the delay on sale of the property, CVC Lot 19 LLC has rented the CVC Lot 19 home at a monthly rental fee of $6,000, currently on a month-to-month basis. The house is currently listed for sale by the LLC at $1,395,000.

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

                                  Page 7 of 12
                                   Form 10-QSB

In January 2002, the Company received a 7% convertible note due in one year from Advanced Nutraceuticals, Inc. ("ANI") in connection with a $250,000 loan made by the Company to ANI. ANI also issued a warrant to the Company pursuant to which the Company may acquire 50,000 shares of ANI common stock at $1 per share through June 2004. During September 2002, under an amended agreement, all of the principal and accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers of the Company, are also officers of ANI and Mr. Pusey is a director of both companies. These transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

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

For the three-month period ended September 30, 2002, operating activities used cash of $82,400. Approximately $65,000 was used to purchase fixed assets. Gain realized on the sale of marketable securities was $23,200. A decrease in accrued liabilities used cash of $5,300 and an increase in prepaid assets used cash of $4,400.

                                  Page 8 of 12
                                   Form 10-QSB

Cash used in investing activities was $16,000 during the three-month period ended September 30, 2002. The Company used $73,300 to purchase marketable securities. Proceeds from sales of marketable securities provided $62,800.

There were no financing activities during the three-month periods ended September 30, 2002 or 2001.

At September 30, 2002, the Company had cash and cash equivalents of $310,300 and working capital of $1,925,200. The Company believes that its working capital is adequate for its present real estate and other business activities as described above. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

Comprehensive Income (Loss)
---------------------------

For the three-month periods ended September 30, 2002 and 2001, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There were no income tax amounts associated with the period end balances.

Results of Operations
---------------------

Three Month Period Ended September 30, 2002 compared to Three Month Period Ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

The Company's revenues for the three-month period ended September 30, 2002 totaled approximately $33,000 consisting of interest on temporary cash on hand and other money market instruments of $9,800 and realized gains of sales of investment securities of $23,200. Revenues for the three-month period ended September 30, 2001 totaled approximately $21,100, consisting of interest on temporary cash on hand and other money market instruments of $19,500 and realized gains of sales of investment securities of $1,600.

During the three-month periods ended September 30, 2002 and September 30, 2001, the Company incurred operating, general and administrative costs of approximately $22,000 and $32,900, respectively. Operating, general and administrative costs in 2002 were $63,300 and were primarily costs for printing and other proxy expenses associated with the shareholder meeting. This amount was offset by a gain on the sale of fixed assets of $27,200. The Company had a net loss for the three-month period ended September 30, 2001 of approximately $11,800 as compared with net income of $11,100 for the three-month period ended September 30, 2002.
                                  Page 9 of 12
                                   Form 10-QSB

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the quarterly report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.



                           Part II. Other Information
Not Applicable.


                           Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2002



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CAMBRIDGE HOLDINGS, LTD.



November 13, 2002                        By:   /s/ Gregory Pusey
                                               ---------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director


November 13, 2002                        By:   /s/ Jeffrey G. McGonegal
                                               ---------------------------------
                                               Jeffrey G. McGonegal
                                               Senior Vice President-Finance and
                                               Chief Financial Officer


                                  Page 10 of 12
                                   Form 10-QSB

                                  CERTIFICATION

     Each of the undersigned certifies that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cambridge Holdings, Ltd. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


                                  Page 11 of 12
                                   Form 10-QSB

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                By: /s/ Gregory Pusey
                                           -------------------------------
                                           Gregory Pusey
                                           President and Chief Executive Officer


Date: November 13, 2002                By: /s/ Jeffrey G. McGonegal
                                           ------------------------------
                                           Jeffrey G. McGonegal
                                           Senior Vice President-Finance and
                                           Chief Financial Officer

                                  Page 12 of 12
                                   Form 10-QSB