Form 10QSB
period 2002-12-31
CAMBRIDGE HOLDINGS LTD
filed 2003-02-14
CIK 712757

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 For the quarterly period ended December 31, 2002

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


Issuer's telephone number, including area code (303) 722-4008
                                                -------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              ---      ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at February 14, 2003
Common Stock, $.025 par value                              3,029,870


                                  Page 1 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information................................................3

Balance Sheets as of December 31, 2002 and June 30, 2002......................4

Statements of Operations for the three and six-month periods ended
December 31, 2002 and 2001....................................................5

Statements of Cash Flows for the six-month periods ended
December 31, 2002 and 2001....................................................6

Management's Discussion and Analysis of Financial Condition and Results
of Operations................................................................7-9

Evaluation of Disclosure Controls and Procedures.............................10

Part II.  Other Information..................................................10

Signature Page...............................................................11

Certification..............................................................11-12

                                  Page 2 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2002



Part I. Financial Information

Item 1.  Financial Statements
-----------------------------

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

The results for the six months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2002.

                                  Page 3 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                            December 31,    June 30,
                                                               2002            2002
                                                            (Unaudited)
                                                            -----------    -----------

                                                   Assets
                                                   ------
Current assets:
  Cash and cash equivalents                                 $   261,316    $   408,756
  Investment securities - available for sale                  1,546,036      1,523,832
  Notes receivable-related party                                151,662        400,000
  Interest receivable-related party                                --            8,750
  Deferred tax asset                                             82,000         82,000
                                                            -----------    -----------

Total current assets                                          2,041,014      2,423,338
Property and equipment, net                                      62,632          4,225
                                                            -----------    -----------

                                                            $ 2,103,646    $ 2,427,563
                                                            ===========    ===========


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                  $     3,794    $     9,186
                                                            -----------    -----------

Stockholders' equity:
  Common stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                  75,747         75,747
  Additional paid-in capital                                  2,697,292      2,997,292
  Accumulated (deficit)                                        (626,646)      (577,901)
  Net unrealized (losses) on securities
      available for sale                                        (46,541)       (76,761)
                                                            -----------    -----------

Total stockholders' equity                                    2,099,852      2,418,377
                                                            -----------    -----------


                                                            $ 2,103,646    $ 2,427,563
                                                            ===========    ===========

                                  Page 4 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)


                                               Three months ended              Six months ended
                                                   December 31,                  December 31,
                                                2002           2001           2002           2001
                                            -----------    -----------    -----------    -----------
Revenues:
Realized gains (losses) on sales of
       investment securities                $   (25,529)   $     2,138    $    (2,293)   $     3,758
Interest and dividend income                      5,324         16,388         15,151         35,868
                                            -----------    -----------    -----------    -----------

Total revenues                                  (20,205)        18,526         12,858         39,626
                                            -----------    -----------    -----------    -----------

Expenses:
   Operating, general, and administrative        39,636         42,963         61,603         75,857
   Realized loss from decline in
       market value of securities                  --          246,816           --          246,816
                                            -----------    -----------    -----------    -----------


Total expenses                                   39,636        289,779         61,603        322,673
                                            -----------    -----------    -----------    -----------


Net (loss)                                  $   (59,841)   $  (271,253)   $   (48,745)   $  (283,047)
   Other comprehensive income (loss),
       net of income tax:
   Unrealized holding gains                     169,724        279,963         30,220        224,336
                                            -----------    -----------    -----------    -----------

Comprehensive income (loss)                 $   109,883    $     8,710    $   (18,525)   $   (58,711)
                                            ===========    ===========    ===========    ===========
Basic and diluted (loss)
   per common share:                        $      (.02)   $      (.09)   $      (.02)   $      (.09)
                                            ===========    ===========    ===========    ===========

Weighted average number of
   shares outstanding                         3,029,870      3,029,870      3,029,870      3,029,870
====================================================================================================

                                  Page 5 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                                        Six months ended
                                                                           December 31,
                                                                      2002            2001
                                                                   -----------    -----------
Operating Activities:
   Net income (loss)                                               $   (48,745)   $  (283,047)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     5,784          6,400
       Proceeds from sale of equipment, net of gain                        854           --
       Purchase of fixed assets                                        (65,045)          --
       Realized (gains) losses on sales of marketable securities         2,293         (3,758)
       Realized loss from decline in market value of securities           --          246,816
   Changes in operating assets and liabilities:
     Prepaids and other                                                  8,750           --
     Accounts payable and accrued liabilities                           (5,392)            26


---------------------------------------------------------------------------------------------
Net cash (used in) operating activities                               (101,501)       (33,563)


---------------------------------------------------------------------------------------------
Investing activities:
  Purchase of investment securities                                       --         (300,000)
  Purchase of marketable securities                                   (386,565)       (67,117)
  Proceeds from sales of marketable securities                         352,765         12,531
  Additions to note receivable-related party                            (1,662)       (13,477)
  (Decrease) in value of trading securities                            (10,477)        (5,301)
---------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                (45,939)      (373,364)

---------------------------------------------------------------------------------------------
Financing activities:                                                     --             --

---------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 --             --

---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      (147,440)      (406,927)
Cash and cash equivalents, beginning of period                         408,756      1,969,247

---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $   261,316    $ 1,562,320

=============================================================================================

                                  Page 6 of 13
                                   Form 10QSB

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

The note receivable from CVC Lot 19, LLC totaled $151,700 after an impairment allowance of $382,400 at December 31, 2002, and is due upon the sale of the property. Due to the delay on sale of the property, CVC Lot 19 LLC has rented the CVC Lot 19 home at a monthly rental fee of $6,000, currently on a month-to-month basis. The house had been listed for sale by the LLC at $1,395,000. Subsequent to the end of the quarter, on February 7, 2003 Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000. The sale transaction will result in a reported gain to the Company during the third quarter of the current fiscal year totaling approximately $44,100, after considering the impairment allowance of approximately $382,400, which had previously been recorded.

                                  Page 7 of 13
                                   Form 10QSB

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

In December 2001 the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 330,000 warrants to purchase AspenBio common stock exercisable at $1 per share to January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 500,000 warrants to purchase AspenBio common stock with the same terms. In September 2002, the Company completed a distribution to its shareholders of 500,000 shares of the AspenBio stock.

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

                                  Page 8 of 13
                                   Form 10QSB

For the six-month period ended December 31, 2002, operating activities used cash of $101,500. Approximately $65,000 was used to purchase fixed assets. Losses realized on the sale of marketable securities was $2,300. A decrease in accrued liabilities used cash of $5,300 and a decrease in prepaid assets provided cash of $8,800. Cash used in investing activities was $46,000 during the six-month period ended December 31, 2002. The Company used $386,600 to purchase marketable securities. Proceeds from sales of marketable securities of $352,800 offset the cash used.

There were no financing activities during the six-month periods ended December 31, 2002 and 2001.

At December 31, 2002, the Company had cash and cash equivalents of $261,300 and working capital of $2,037,200. The Company believes that its working capital is adequate for its present real estate expenditures as described above. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

Comprehensive Income (Loss)
---------------------------

For the six-month periods ended December 31, 2002 and 2001, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no income tax effect associated with the period end balances.

Results of Operations
---------------------

Six Month  Period  Ended  December  31, 2002  compared to Six Month Period Ended
--------------------------------------------------------------------------------
December 31, 2001
-----------------

The Company's revenues for the six-month period ended December 31, 2002 totaled approximately $12,900 consisting of interest on temporary cash on hand and other money market instruments of $15,200 offset by realized losses of sales of marketable securities of $2,300. Revenues for the six-month period ended December 31, 2001 totaled approximately $39,700, consisting of interest on temporary cash on hand and other money market instruments of $35,900 and realized gains on marketable security sales of $3,800.

During the six-month periods ended December 31, 2002 and December 31, 2001, the Company incurred operating, general and administrative costs of approximately $61,600 and $75,900, respectively. Management determined that the decline in market value of certain marketable securities was not a temporary condition and therefore a loss of $246,800 was recorded during the quarter ended December 31, 2001. The Company had a net loss for the six-month period ended December 31, 2002 of approximately $48,700 as compared with a net loss of $283,000 for the six-month period ended December 31, 2001.

                                  Page 9 of 13
                                   Form 10QSB

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

                           Part II. Other Information

Item 5.  Other Information

On February 7, 2003 Ed Zneimer, 50% owner in CVC Lot 19, LLC, purchased the Company's interest and related note receivable in CVC Lot 19, LLC for $200,000. The sale transaction resulted in a reported gain to the Company of approximately $44,100, after considering an impairment allowance of approximately $382,400, which had previously been recorded.

                                  Page 10 of 13
                                   Form 10QSB

                            Cambridge Holdings, Ltd.



                                   Form 10-QSB

                                December 31, 2002



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMBRIDGE HOLDINGS, LTD.



February 14, 2003                      By:   /s/ Gregory Pusey
                                             ----------------------------------
                                              Gregory Pusey
                                              President, Treasurer and Director

                                  Page 11 of 13
                                   Form 10QSB

                   10-QSB for the Year Ended December 31, 2002

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


                                  Page 12 of 13
                                   Form 10QSB

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003      By:   /s/ Gregory Pusey
                                   ---------------------------------------------
                                   Gregory Pusey
                                   President and Chief Executive Officer


Date: February 14, 2003      By:   /s/ Jeffrey G. McGonegal
                                   ---------------------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Chief Financial Officer


                                  Page 13 of 13
                                   Form 10QSB