Form 10QSB
period 2003-03-31
CAMBRIDGE HOLDINGS LTD
filed 2003-05-15
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes X     No
                                                                  ---      ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


           Class                                      Outstanding at May 9, 2003
Common Stock, $.025 par value                                  3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information.....................................        3

Balance Sheets as of March 31, 2003 and June 30, 2002..............        4

Statements of Operations for the three and nine-month periods
ended March 31, 2003 and 2002......................................        5

Statements of Cash Flows for the nine-month periods ended
March 31, 2003 and 2002............................................        6

Notes to Consolidated Financial Statements.........................       7-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................      10-11

Controls and Procedures............................................      11-12

Part II.  Other Information........................................       12

Signature Page.....................................................       13

Certifications.....................................................      14-17

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2003



                          Part I. Financial Information

Item I.  Consolidated financial statements

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

The results for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2002.

                            Cambridge Holdings, Ltd.
                                 Balance Sheets
                                                              March 31,       June 30,
                                                                2003            2002
                                                             (Unaudited)
                                                             -----------    -----------
                                     Assets
                                     ------

Current:
  Cash and cash equivalents                                  $   351,615    $   408,756
  Investment securities - available for sale                     930,522        600,000
  Investment securities - restricted                           2,075,000        923,832
  Notes receivable-related party                                    --          400,000
  Interest receivable-related party                                 --            8,750
  Deferred tax asset                                              82,000         82,000
                                                             -----------    -----------

Total current assets                                           3,439,137      2,423,338
Property and equipment, net                                       60,499          4,225
                                                             -----------    -----------

                                                             $ 3,499,636    $ 2,427,563
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                   $     5,116    $     9,186
                                                             -----------    -----------

Commitments and contingencies:


Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares
    outstanding                                                   75,747         75,747
  Additional paid-in capital                                   2,997,292      2,997,292
  Accumulated (deficit)                                         (758,569)      (577,901)
  Net unrealized gains (losses) on securities
      available for sale                                       1,180,050        (76,761)
                                                             -----------    -----------


Total stockholders' equity                                     3,494,520      2,418,377
                                                             -----------    -----------

                                                             $ 3,499,636    $ 2,427,563
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)

                                                       Three months ended             Nine months ended
                                                            March 31,                     March 31,
                                                    -------------------------    --------------------------
                                                       2003           2002           2003          2002
                                                    -----------   -----------    -----------    -----------
Revenues:
Realized gains (losses) on sales of
       investment securities                        $     9,798   $  (245,447)   $     7,505    $  (241,689)
Interest and dividend income                              3,674         8,404         18,825         44,272
Gain from LLC investment                                 44,120          --           44,120           --
                                                    -----------   -----------    -----------    -----------

Total revenues                                           57,592      (237,043)        70,450       (197,417)
                                                    -----------   -----------    -----------    -----------

Expenses:
   Operating, general and administrative                 39,515        30,021        101,118        106,311
                                                    -----------   -----------    -----------    -----------



Net income (loss)                                   $    18,077   $  (267,064)   $   (30,668)   $  (303,728)

   Other Comprehensive income,
       net of income tax:
   Unrealized holding gains                           1,226,591        22,735      1,256,811        247,071
                                                    -----------   -----------    -----------    -----------

Comprehensive gain (loss)                           $ 1,244,668   $  (244,329)   $ 1,226,143    $   (56,657)
                                                    ===========   ===========    ===========    ===========

Basic and diluted income (loss) per common share:   $       .01   $      (.09)   $      (.01)   $      (.10)
                                                    ===========   ===========    ===========    ===========

Weighted average number of
   shares outstanding                                 3,029,870     3,029,870      3,029,870      3,029,870

                                                    ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)
                                                                    Nine months ended
                                                                        March 31,
                                                                  2003            2002
                                                               -----------    -----------
Operating Activities:
   Net (loss)                                                  $   (30,668)   $  (303,728)
   Adjustments to reconcile net (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 8,107          9,600
       Gain on sale of equipment                                   (27,336)          --
       Gain on sale of LLC investment                              (44,120)          --
   Realized (gains) losses on sales of marketable securities        (7,505)       241,689
   Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       (4,070)        (3,352)

-----------------------------------------------------------------------------------------
Net cash (used in) operating activities                           (105,592)       (55,791)


-----------------------------------------------------------------------------------------
Investing activities:
   Purchase of investment securities                                  --         (600,000)
   Purchase of marketable securities                              (227,966)      (102,868)
   Proceeds from sales of marketable securities                    127,169         40,375
   Decrease (increase) in note receivable-related party            200,000       (267,917)
  (Decrease) in value of trading securities                        (13,707)        (7,771)
   Proceeds from sale of equipment                                  28,000           --
   Purchase of fixed assets                                        (65,045)          --

-----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 48,451       (938,181)


-----------------------------------------------------------------------------------------
Financing activities:                                                 --             --


-----------------------------------------------------------------------------------------
Net cash provided by financing activities                             --             --
-----------------------------------------------------------------------------------------


(Decrease) in cash and cash equivalents                            (57,141)      (993,972)
Cash and cash equivalents, beginning of period                     408,756      1,969,247


-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $   351,615    $   975,275

=========================================================================================

          See accompanying notes to consolidated financial statements.

                            Cambridge Holdings, Ltd.
                   Notes to Consolidated Financial Statements

Note 1 - Convertible Note Investment

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

Note 2 - Common Stock Investment

In December 2001 the Company acquired securities of AspenBio, Inc. ("AspenBio") for $600,000. The Company received 1,000,000 common shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 330,000 warrants to purchase AspenBio common stock exercisable at $1 per share expiring January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms. In September 2002, the Company completed a distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.

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

Note 3 - Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations - In August 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset that is depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

                            Cambridge Holdings, Ltd.
                   Notes to Consolidated Financial Statements

Accounting for Costs Associated with Exit or Disposal Activities - In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Accounting for Debt Extinguishments - In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

Stock-Based Employee Compensation - In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

                            Cambridge Holdings, Ltd.
                   Notes to Consolidated Financial Statements

Accounting for Guarantees - In December 2002, FASB Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its 2003 financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51,
Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Revenue Recognition - In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF on its financial statements or the method of adoption it will use.

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

Liquidity and Capital Resources
-------------------------------

During 1997, the Company purchased from an unaffiliated seller, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The land was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 19 LLC). Subsequent funds conveyed by the Company to the LLC were recorded as notes receivable from a related party on the Company's balance sheet. The lot was developed with a luxury residence that was completed in early 1998.

Following an extended period of unsuccessfully attempting to market the property, in February 2003 Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company during the third quarter of the current fiscal year totaling approximately $44,100, after considering the impairment allowance of approximately $382,400, which had previously been recorded against the asset.

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

For the nine-month period ended March 31, 2003, operating activities used cash of $105,592. The net loss of $30,700 combined with the non-cash gains from the sale of assets comprised the majority of cash used.

Cash provided by investing activities was $48,451 during the nine-month period ended March 31, 2003. The Company generated $127,200 from the sale of marketable securities in addition to the $228,000 proceeds from the sale of assets. These amounts were offset by purchases of investment securities of $241,700.

There were no financing activities during the nine-month periods ended March 31, 2003 and 2002.

At March 31, 2003, the Company had cash and cash equivalents of $351,600 and working capital of $3,434,000. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

Comprehensive Income (Loss)
---------------------------

For the nine-month periods ended March 31, 2003 and 2002, other comprehensive income (loss) consisted of unrealized holding gains and losses on investment securities held for resale. There was no income tax effect associated with the period end balances.

Results of Operations
---------------------

Nine Month Period Ended March 31, 2003 compared to Nine Month Period Ended March
--------------------------------------------------------------------------------
31, 2002
--------

The Company's revenues for the nine-month period ended March 31, 2003 totaled approximately $70,500 consisting of interest on temporary cash on hand and other money market instruments of $18,800, realized gains on sales of marketable securities of $7,500 and the gain from the sale of CVC Lot 19, LLC of $44,120. The Company's revenues for the nine-month period ended March 31, 2002 consisted of approximately $44,300 of interest on temporary cash on hand and other money market instruments. The Company realized losses on sales of marketable securities in the nine-month period ended March 31, 2002 of $241,700.

During the nine-month periods ended March 31, 2003 and March 31, 2002, the Company incurred operating, general and administrative costs of approximately $101,100 and $106,300, respectively. The Company had a net loss for the nine-month period ended March 31, 2003 of approximately $30,700 as compared with a net loss of $303,700 for the nine-month period ended March 31, 2002.

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


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits 99.1 and 99.2 are furnished.

          (b)  Reports on Form 8-K

               None

                            Cambridge Holdings, Ltd.



                                   Form 10-QSB

                                 March 31, 2003



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAMBRIDGE HOLDINGS, LTD.



May 15, 2003                By:   /s/ Gregory Pusey
                                  ----------------------------------------------
                                   Gregory Pusey
                                   President

May 15, 2003                By:    /s/ Jeffrey G. McGonegal
                                   ---------------------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Chief Financial Officer

                   10-QSB for the Quarter Ended March 31, 2003

                                  CERTIFICATION

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


Date:  May 15, 2003                  By:  /s/ Gregory Pusey
                                          ------------------------------------
                                          Gregory Pusey
                                          President and Chief Executive Officer

                   10-QSB for the Quarter Ended March 31, 2003

                                  CERTIFICATION

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


Date:  May 15, 2003           By:  /s/ Jeffrey G. McGonegal
                                   ---------------------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Chief Financial Officer