Form 10KSB
period 2003-06-30
CAMBRIDGE HOLDINGS LTD
filed 2003-09-29
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended JUNE 30, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from          TO
                                    ---------  ---------

For the fiscal year ended June 30, 2003
Commission file number 0-12962


                            CAMBRIDGE HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


             Colorado                                   84-0826695
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


            106 S. University Blvd. #14.                   80209
                Denver, Colorado
     (Address of principal executive offices)            (Zip Code)


   Issuer's telephone number, including area code      (303) 722-4008

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $98,000 in revenues for the fiscal year ended June 30, 2003.

The aggregate market value of the voting stock held by non-affiliates was approximately $176,376 on September 25, 2003.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at September 26, 2003
       Common Stock, $.025 par value                    3,029,870


Transitional Small Business Disclosure Format   Yes [ ]   No [X]

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

In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio subsequently closed on a permanent mortgage on the facility thereby releasing the Company from the guarantee. No amounts have been paid by the Company pursuant to the guarantee. In connection with the Company making the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005.

In January 2002, the Company received a 7% convertible note due in one year from Advanced Nutraceuticals, Inc. ("ANI") in connection with a $250,000 loan made by the Company to ANI. ANI also issued a warrant to the Company pursuant to which the Company may acquire 50,000 shares of ANI common stock at $1 per share through June 2004. During September 2002, under an amended agreement, all of the principal and accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is a director of both companies.

In December 2002, the Company loaned $125,000 to A4S Technologies, Inc. and received an 8% note for $125,000 due in one year convertible into A4S common stock at $.92 per share. A4S is a privately-held company which markets audio and video streaming applications for surveillance activities. The Company also received a warrant to purchase up to 31,250 shares of A4S common stock at $1.00 per share through December 31, 2006. In connection with this transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors.

In June 2003, the Company converted the $125,000 note at $.92 per share, and loaned $160,000 to A4S. The Company received a 6% note for $160,000 due December 31, 2005 which is convertible into A4S common stock at $1.00 per share. In September 2003, the Company orally agreed to loan an additional $100,000 to A4S, which loan is to be evidenced by a 6% note due December 31, 2005. The Company is also to receive a warrant to purchase up to 100,000 shares of A4S common stock at $1.00 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

In May 2003 the Company loaned $150,000 to Louisiana Land Systems Inc., which loan matures in November 2004 with interest at 5% per annum.

During 1997, the Company purchased from an unaffiliated seller, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The land was conveyed to a limited liability company in which the Company is a member with a 50% interest (CVC Lot 19 LLC). Subsequent funds conveyed by the Company to the LLC were recorded as a note receivable from a related party on the Company's balance sheet. The lot was developed with a luxury residence that was completed in early 1998.

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

Item 2. DESCRIPTION OF PROPERTIES.

     The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in a space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for rent and certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

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

                                     PART II


Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2003 and 2002 are as follows:

          Quarter Ended                  High Bid                  Low Bid
          -----------------------------------------------------------------
          June 30, 2003                  $.40                      $.25
          March 31, 2003                 $.40                      $.25
          December 31, 2002              $.25                      $.25
          September 30, 2002             $.40                      $.25
          June 30, 2002                  $.42                      $.40
          March 31, 2002                 $.41                      $.41
          December 31, 2001              $.41                     $.375
          September 30, 2001             $.47                     $.375

     At August 20, 2003 the number of holders of record of the Company's common stock was 954. No cash dividends were paid during the years ended June 30, 2003 and 2002. In September 2002, the Company distributed 496,296 shares of AspenBio stock to its shareholders, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.

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

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2003, the Company had cash and cash equivalents of $205,300 and working capital of $2,151,900.

As described in Item 1(a), the Company had guaranteed up to $200,000 of debt of AspenBio, Inc. It is believed that with the establishment of a permanent mortgage on the property, the Company will have no further exposure from this transaction.

For the period ended June 30, 2003, operating activities consumed cash of $110,900 as compared to cash consumed of $52,200 for the year ended June 30, 2002. Gains from the sale of investment securities were $29,500 in 2003. Losses from the sale of investment securities were $212,200 in 2002.

Cash used by investing activities was approximately $92,600 during the year ended June 30, 2003 compared to cash used by investing activities of $1,508,300 during the year ended June 30, 2002. During the year ended June 30, 2003, approximately $207,500 was provided from the net sales of investment securities compared to approximately $1,235,800 used to purchase investment securities; net of related security sales, during the year ended June 30, 2002. During 2003, a note was collected from a related party for $200,000. Investments in notes receivable to unrelated parties were $435,000 in 2003 compared to $250,000 in 2002. The Company's only fixed asset purchase during either 2002 or 2003 was the purchase of a car for its president, Greg Pusey. The Company's assets, especially the values of the securities held by the Company are often highly volatile. In addition, trading in the securities the Company holds may be thin or there may be other impediments to, or restrictions on transfer.

     There was no cash activity in financing activities during the years ended June 30, 2003 or 2002.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

     The Company's revenues for the year ended June 30, 2003 consisted of interest and dividend income of $24,400. Gains on the sale of securities were approximately $29,500 and a gain from the sale of an LLC interest was $44,100. The Company's revenues for the year ended June 30, 2002 consisted of interest and dividend income of $52,500, offset by losses on the sale of securities of approximately $212,200 and a loss from LLC investments of $31,400 resulting from an increase in the impairment allowance on the note receivable from CVC Lot 19, LLC.

During the years ended June 30, 2003 and 2002, the Company incurred operating, general and administrative costs of approximately $142,100 and $148,300, respectively. The Company had a loss before taxes of $43,700 for the year ended June 30, 2003 as compared with a loss before taxes of $301,200 for the year ended June 30, 2002.

INCOME TAXES

As discussed in Note 6 to the accompanying financial statements, as of June 30, 2003 the Company has $384,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which operating losses will be carried forward to future tax filings and allow the Company to realize an $82,000 tax benefit. A valuation allowance of $302,000 has therefore been established for the remaining deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

Item 7.    FINANCIAL STATEMENTS.


                           CAMBRIDGE HOLDINGS, LTD.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002
                                      INDEX

                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-2

Balance Sheet                                                        F-3

Statements of Operations and Comprehensive Income (Loss)             F-4

Statements of Changes in Stockholders' Equity                        F-5

Statements of Cash Flows                                             F-6

Notes to Financial Statements                                        F-7

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2003, and the related statements of operations and comprehensive income/(loss), changes in stockholders' equity, and cash flows for the year then ended. We have also audited the consolidated statements of operations and comprehensive income/(loss), changes in stockholders' equity, and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2003, and the results of its operations and comprehensive income/(loss) and its cash flows for the year ended June 30, 2003. Also, in our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and comprehensive income/(loss) and its cash flows for the year ended June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.


                                        AJ. ROBBINS, PC.
                                        CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
September 16, 2003


                            CAMBIRDGE HOLDINGS, LTD.
                                 BALANCE SHEET
                                 JUNE 30, 2003
                                 =============



                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                         $       205,267
     Investment securities - available for sale, net                         1,867,025
     Deferred tax asset                                                         82,000
                                                                       ---------------

                  Total Current Assets                                       2,154,292

PROPERTY AND EQUIPMENT, net                                                     47,608

NOTES RECEIVABLE                                                               310,000
                                                                       ---------------

                                                                       $     2,511,900
                                                                       ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $         2,372
                                                                       ---------------

                  Total Current Liabilities                                      2,372
                                                                       ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,029,870 issued and outstanding                           75,747
     Additional paid-in capital                                              2,997,292
     Accumulated (deficit)                                                    (771,561)
      Accumulated other comprehensive income, net of tax:

         Net unrealized gains on securities, available for sale                208,050
                                                                       ---------------

                  Total Stockholders' Equity                                 2,509,528
                                                                       ---------------

                                                                       $     2,511,900
                                                                       ===============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                   ==========================================



                                                           For the Years Ended June 30,
                                                              2003             2002
                                                        -------------      ------------
  REVENUES:
       Net realized gains (losses) on sales of
           investment securities                        $      29,520      $   (212,185)
       Net income (loss) from LLC investments                  44,120           (31,342)
       Interest and dividend income                            24,352            52,515
                                                        -------------      ------------

                    Total Revenues                             97,992          (191,012)
                                                        -------------      -------------



  OPERATING (EXPENSES) AND OTHER INCOME:
       Operating, general and administrative                 (142,133)         (148,290)
       Interest income - related party                              -             8,750
       Other income                                               481            29,328
                                                        -------------      ------------

                    Net Other Income (Expense)               (141,652)         (110,212)
                                                        -------------      ------------

  (LOSS) BEFORE INCOME TAX (BENEFIT)                          (43,660)         (301,224)
  INCOME TAX (BENEFIT)                                              -                 -
                                                        --------------     ------------

  NET (LOSS)                                                  (43,660)         (301,224)

  OTHER COMPREHENSIVE INCOME (LOSS), net of tax -
       Unrealized holding gains                               284,811           244,339
                                                        -------------      ------------


  COMPREHENSIVE INCOME (LOSS)                           $      241,151     $    (56,885)
                                                        ==============     ============

  NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
       DILUTED                                          $        (.01)     $       (.10)
                                                        ==============     =============

  Weighted average number of
       common shares outstanding                            3,029,870         3,029,870
                                                        =============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                   ==========================================



                                                                                                       Accumulated
                                                                          Additional                      Other           Total
                                                    Common Stock           Paid-in     Accumulated     Comprehensive   Stockholders'
                                              Shares            Amount     Capital      (Deficit)     Income/(Loss)       Equity
                                            ---------       -----------  -----------   -----------   ---------------- --------------
Balances, June 30, 2001                     3,029,870       $    75,747  $ 2,997,292    $(276,677)   $    (321,100)   $ 2,475,262

   Net unrealized gains on
            securities available for sale           -                 -            -            -          244,339        244,339

   Net (loss) for the year                          -                -             -    (301,224)                -       (301,224)
                                           ----------      -----------    ----------    ---------    -------------   -------------

Balances, June 30, 2002                     3,029,870           75,747     2,997,292     (577,901)         (76,761)     2,418,377

   Net unrealized gains on
            securities available for sale           -                -             -            -          284,811        284,811

   Stock dividend paid                              -                -             -     (150,000)               -       (150,000)

   Net (loss) for the year                          -                -             -      (43,660)               -        (43,660)
                                           ----------      -----------   -----------    ---------    -------------   ------------


Balances, June 30, 2003                     3,029,870       $   75,747   $ 2,997,292   $ (771,561)  $      208,050   $  2,509,528
                                           ==========      ===========   ===========  ===========   ==============   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                   ===========================================


                                                                              For the Years Ended June 30,
                                                                             ------------------------------
                                                                                   2003             2002
                                                                             -------------   --------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                  $     (43,660)    $  (301,224)
  Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
       Impairment allowance on notes receivable, related parties                        -          31,342
       Depreciation                                                                20,840          11,411
       Realized (gains)/losses on sale of investment securities                   (29,520)        212,185
       Gain on sale of LLC investment                                             (50,000)              -
       Realized loss on sale/disposal of fixed assets                                 822               -
  Changes in:
       Accrued interest - related party                                            (2,565)         (8,750)
       Accrued liabilities and other                                               (6,814)          2,811
                                                                            --------------  -------------

         Cash Flows (Used) By Operating Activities                               ( 110,897)        (52,225)
                                                                             -------------   -------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                                               (250,409)     (1,362,233)
  Proceeds from sale of investment securities                                      457,862         126,449
  Investments in notes receivable - related parties                                      -         (22,482)
  Collection on notes receivable - related parties                                 200,000               -
  Issuance of notes receivable                                                    (435,000)       (250,000)
  Purchase of fixed assets                                                         (65,045)
                                                                             -------------   --------------

         Cash Flows (Used) By Investing Activities                                 (92,592)     (1,508,266)
                                                                             --------------  -------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (203,489)     (1,560,491)

CASH AND CASH EQUIVALENTS, beginning of year                                       408,756       1,969,247
                                                                             -------------   -------------

CASH AND CASH EQUIVALENTS, end of year                                       $     205,267   $     408,756
                                                                             =============   =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------
Cambridge Holdings, Ltd. ("Cambridge" or "The Company") was incorporated on June 23, 1980 under the laws of the State of Colorado. The fiscal year end is June
30. The Company's operations have consisted of investments in the stock market, real estate development and other business investments. The Company also explores other business acquisitions, opportunities and investments.

Consolidation
-------------
In August 2000 the Company formed a wholly owned subsidiary, CamCap, Inc. The subsidiary was inactive. The consolidated financial statements for the year ended June 30, 2002 include the accounts of Cambridge Holdings, Ltd. and its wholly-owned subsidiary (the "Company"). All significant intercompany balances and transactions were eliminated in consolidation. As of June 2002, the inactive subsidiary was dissolved with no gain or loss recorded.

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

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $20,840 and $11,411 for the years ended June 30, 2003 and 2002, respectively.

Investment in LLC
-----------------
The investment in LLC was accounted for under the equity method.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2002 the Company had recorded a cumulative allowance against its note receivable from the Lot 19 LLC of $382,365. In February 2003, the note receivable in CVC Lot 19,LLC was sold for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company totaling approximately $50,000, after considering the impairment allowance.

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

Options to purchase 480,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 2003 and 2002, respectively.

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Stock Option Plans
------------------
In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has reviewed SFAS 148 and its adoption did not have a material effect on its consolidated financial statements.

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

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). This reclassification has no effect on total comprehensive income (loss) or shareholders' equity.

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The following table presents the components of other comprehensive income
(loss), net of tax:


  Years ended June 30, (net of tax)                                 2003              2002
                                                               -------------     --------------
  Holding gains (losses)                                       $     263,581     $     466,451
  Reclassification for realized gains (losses)                        21,230          (222,112)
                                                               -------------     --------------

  Increase (decrease) in net unrealized securities gains
  (losses) recognized in other comprehensive income            $     284,811     $     244,339
                                                               =============     =============



Recently Issued Accounting Pronouncements
-----------------------------------------
In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective July 1, 2001 and does not believe it will have a material impact on its financial statements.

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

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on July 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-

Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has reviewed SFAS 144 and its adoption did not have a material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption did not have a material effect on its financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption did not have a material effect on its consolidated financial statements.

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 2 - INVESTMENT SECURITIES

At June 30, 2003 the Company's market value of available for sale securities consisted of the following:


                                                           Gross Unrealized       Estimated
                                              Cost              Gain             Fair Value
                                        ----------------  ----------------    ----------------
Common and preferred stocks             $      1,314,003  $        204,586    $      1,518,589
Bond Funds                                       348,436                 -             348,436
                                        ----------------  ----------------    ----------------

Total                                   $      1,662,439  $        204,586    $      1,867,025
                                        ================  ================    ================

The Company realized net gains of $29,520 and net losses of $212,185 on the sale of investment securities for the years ended June 30, 2003 and 2002, respectively.

NOTE 3 - NOTES RECEIVABLE

The Company was issued a note receivable for $150,000 from Louisiana Land Systems, Inc. in May 2003. The note bears interest at 5% per annum and matures in November 2004. The assets of Louisiana Land Systems, Inc secure the note.

The Company purchased a $160,000 Subordinated Convertible Promissory Note from A4S Technologies in June 2003. The note is due on December 31, 2005. The note bears interest on the outstanding principal at a fixed rate of 6% per annum. Accrued interest is to be paid on December 31, 2005. The Company's President has also been elected to serve as a Director of A4S, a privately held company. The Company also purchased a $125,000 Subordinated Convertible Promissory Note from A4S Technologies in December 2002 under similar note terms. The note was converted to 135,870 shares of A4S common stock in June 2003.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

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

Following an extended period of unsuccessfully attempting to market the property, in February 2003 Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company totaling $50,000, after considering the impairment allowance of approximately $382,365, which had previously been recorded against the asset.

The note was classified as a related party obligation as of June 30, 2002 only because the CVC LLC was 50% owned by Cambridge. The management of Cambridge has no interest in these properties other than as a shareholder of Cambridge.

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


During January 2002 the Company loaned $250,000 to Advanced Nutraceuticals, Inc. ("ANI"). In August 2002, by mutual agreement of the parties, the $250,000 note balance and interest accrued to that time were converted into 475,118 shares of ANI common stock. ANI also issued a warrant to the Company pursuant to which the Company may acquire 50,000 shares of ANI common stock at $1.00 per share through June 2004. The Company's president is also the chairman of ANI and the Company's Chief Financial Officer is the Senior-Vice President of ANI.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   June 30,
                                                                     2003
                                                                 ----------

           Automobile                                            $   65,045
           Furniture and fixtures                                     1,200
           Office equipment                                           9,511
                                                                 ----------

           Total                                                     75,756

           Less accumulated depreciation and amortization           (28,148)
                                                                 ----------

                                                                 $   47,608
                                                                 ==========

NOTE 6 - INCOME TAXES (BENEFIT)

                                              For the Years Ended
                                                   June 30,
                                              2003        2002
                                            -------     -------

           Deferred:
                    Federal                 $  -        $     -
                    State                      -              -
                                            ---------------------

                                            $  -        $     -
                                            =====================



                                                           June 30,
                                                             2003
                                                       --------------
             Deferred tax assets:
                Allowance for losses on
                   investments                        $   106,000
                Net operating loss carryforward           278,000
                                                       -------------

                Net deferred tax assets                   384,000
                Less valuation allowance                 (302,000)
                                                       -------------

                Net deferred tax assets                    82,000
                                                       -------------

             Deferred tax liability                             -
                                                       -------------

             Net deferred tax asset                    $   82,000
                                                       =============

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 6 - INCOME TAXES (BENEFIT) (Continued)

The Company has recorded a deferred tax asset of $82,000, which reflects the amount of tax benefit expected to be realized as a result of the available operating loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets, as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:


                                              For the Years Ended June 30,
                                                 2003             2002
                                                 ----             -----
         Income tax expense (benefit)
           computed at the
           federal statutory rate             $   (15,000)   $   (102,000)
         Increase in valuation allowance           33,300         146,000
         Other                                    (18,300)        (44,000)
                                              -----------    ------------

         Income tax (benefit)                 $         -    $          -
                                              ===========    ============


The Company has a net operating loss carryforward of approximately $730,000 expiring through 2022.

NOTE 7 - STOCK OPTIONS

1999 Stock Option Plan
----------------------
The Company's 1999 Stock Option Plan, as amended, has a maximum of 60,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of the grant. During 1999 the Company granted 60,000 options under the plan, which are scheduled to expire April 15, 2004. During 2002 10,000 options were forfeited. No options were forfeited during 2003.

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

                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================




NOTE 7 - STOCK OPTIONS (Continued)

Pro Forma Stock Option Compensation
-----------------------------------
FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were no options granted during the year ended June 30, 2003.

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

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                                                               For the Years Ended
                                                                     June 30,
                                                        2003                           2002
                                              ----------------------        -------------------------
                                                            Weighted                         Weighted
                                                             Average                         Average
                                                            Exercise                         Exercise
                                                Shares         Price           Shares         Price

      Outstanding, beginning of year           480,000     $    .453           60,000       $  .49500

                        Granted                      -             -          430,000          .44800
                        Expired                      -             -          (10,000)       (.52000)
                        Exercised                    -             -                -              -
                                              --------     ---------        ---------      ----------

      Outstanding, end of year                 480,000     $    .453          480,000       $ .45300
                                              =========   ==============    =========      ==========

      Options exercisable, end of year         480,000     $    .453          480,000       $ .45300
                                              =========   ==============    =========      ==========
      Weighted average fair value of options
               granted during the year               -       $        -            -        $    -
                                              =========   ==============    =========      ==========


                            CAMBRIDGE HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================



NOTE 7 - STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding at June 30, 2003:


                               Options Outstanding                                      Options Exercisable
                               -------------------                                      -------------------
                                                   Weighted
                                                    Average         Weighted
               Range of                            Remaining        Average                       Weighted Average
               Exercise           Number          Contractual       Exercise            Number        Exercise
                Prices         Outstanding        Life-Years          Price          Exercisable         Price
           ---------------     -----------        -----------    ------------        -----------  -----------------
           $ .375 to $ .52       480,000              2.1        $   .45385            480,000    $    .45385




  NOTE 8 - RELATED PARTY TRANSACTIONS

  The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. Cambridge's president is also president and Chief Executive Officer of Advanced Nutracueticals, Inc. The Company held investment securities in ANI classified as available for sale at June 30, 2003 and 2002; the investments had an estimated fair value of $472,276 and $118,112, respectively.

  In December 2001 the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 330,000 warrants to purchase AspenBio common stock exercisable at $1.00 per share through January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms. In September 2002 the Company completed a distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.

In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio subsequently closed on a permanent mortgage on the facility thereby releasing the Company from the guarantee. In connection with making the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 200,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

        Not applicable.

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                                  Date First
                                    Elected                            Principal Occupation
Name                       Age     Director                               and Employment
----                       ---   -----------                           --------------------
Gregory Pusey              51        1982              President,   treasurer  and  director.   Since
                                                       1999,  Mr.  Pusey has served as the  president
                                                       and   director  of  Advanced   Nutraceuticals,
                                                       Inc., a  manufacturer  of  nutraceuticals  and
                                                       liquid pharmaceutical  products.  Mr. Pusey is
                                                       also  a  director   of   AspenBio,   Inc.,   a
                                                       manufacturer  of  biomedical  products,  and a
                                                       director of A4S Technologies,  Inc., Mr. Pusey
                                                       graduated  from Boston  College in 1974 with a
                                                       BS  in   finance.   Mr.   Pusey  is  also  the
                                                       president  of  Livingston  Capital,   Ltd.,  a
                                                       venture capital and business-consulting firm.

John H. Altshuler          72        1991              Director.  Dr.  Altshuler is a medical  doctor
                                                       with a specialty in  hematology.  He maintains
                                                       a laboratory  and a private  medical  practice
                                                       and has served as a medical  consultant  since
                                                       1965.  Dr.  Altshuler  graduated  from  McGill
                                                       University   in  1959  with  a  doctorate   in
                                                       medicine.

Scott Menefee              38        1993              Director.  Mr. Menefee is the Director of Real
                                                       Estate Development for Opus Northwest,  LLC, a
                                                       large   commercial  real  estate   development
                                                       firm.  During  his tenure  with  Opus,  he has
                                                       been  involved  in the  development  of over 3
                                                       million   square  feet  of   commercial   real
                                                       estate,  including office buildings,  shopping
                                                       centers   and   industrial   properties.   Mr.
                                                       Menefee  graduated  from  Southern   Methodist
                                                       University   with  a  MBA  in  1989   and  the
                                                       University of Denver with a BSBA in 1988.

Jeffrey G. McGonegal       52        2000              Senior Vice  President-Finance,  Secretary and
                                                       Director.  Mr.  McGonegal has served as Senior
                                                       Vice     President-Finance     of     Advanced
                                                       Nutraceuticals,   Inc.  since  February  2000.
                                                       Since 1997,  Mr.  McGonegal has also served as
                                                       Managing  Director  of  McGonegal  and Co.,  a
                                                       company  engaged in providing  accounting  and
                                                       business  consulting  services.  From  1974 to
                                                       1997,  Mr.  McGonegal was an  accountant  with
                                                       BDO Seidman LLP.  While at BDO  Seidman,  LLP,
                                                       Mr.  McGonegal  served as managing  partner of
                                                       the Denver,  Colorado  office.  Mr.  McGonegal
                                                       is a member of the Board of  Directors  of The
                                                       Rockies   Venture  Club,   Inc.  and  Colorado
                                                       Venture   Centers,   Inc.  He  received  a  BA
                                                       degree  in   accounting   from  Florida  State
                                                       University.

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2003, the Company's Board of Directors held five meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2003.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2003 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table


                     Annual Compensation                       Awards        Payouts
                     -------------------                       ------        -------
                                             Other
Name and                                     Annual     Restricted             LTIP      All Other
 Principal   Fiscal         Salary          Compensa-      Stock    Options   Payouts    Compensa-
Position      Year          ($)(1)  Bonus     tion       Awards($)    (#)       ($)      tion($)(2)
------------- ----          ------  -----   ---------   ----------  -------   -------    ----------
Gregory Pusey,
President     2003          60,000   -0-       -0-          -0-       -0-       -0-        7,725
              2002          60,000   -0-       -0-          -0-       -0-       -0-        5,207
              2001          60,000   -0-       -0-          -0-       -0-       -0-        5,207


     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

     (2) All other compensation paid that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums paid on Mr. Pusey's behalf.

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

     (b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                            Shares       Number of Shares     Value of Unexercised
                           Received     Underlying Unexer-        In-The-Money
     Name                Upon exercise     cised Options     Options at 6/30/03 ($)
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


     (C) EQUITY COMPENSATION PLAN INFORMATION
         ------------------------------------

     The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of September 23, 2003. We have options outstanding under two plans, our 1999 Plan and our 2001 Plan.

                                                                           (c) Number of
                                                                             Securities
                                                                              Remaining
                                                                            Available for
                                (a) Number of        (b) Weighted          Future Issuance
                               Securities to be          Average             Under Equity
                                 Issued Upon         Exercise Price         Compensation
                               Exercise of           of Outstanding       Plans (Excluding
                                 Outstanding             Options,            Securities         (d) Total of Securities
                             Options, Warrants and    Warrants and         Reflected in           Reflected in Columns
    Plan Category                  Rights                  Rights             Column (a))               (a) and (c)
    -------------                  ------                  ------             -----------               -----------
Equity Compensation Plans         480,000                 $.45385               230,000                   710,000
Approved by Shareowners

Equity Compensation Plans            None                    --                      --                        --
Not Approved  by
Shareowners


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership as of September 25, 2003 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                       Number of                Percent of
Beneficial Owner                        Shares                     Class
----------------                        ------                     -----
John H. Altshuler                       50,000                     1.6%
18 Blue Heron Drive West
Littleton, CO 80121 (1)

Scott Menefee                           80,000                     2.6%
971 Garfield Street
Denver, CO 80206 (2)

Gregory Pusey                          1,735,418                   57.3%
106 S. University Blvd. #14
Denver, CO 80209 (3)

Jeffrey G. McGonegal                    100,000                    3.3%
1905 W. Valley Vista Drive
Castle Rock, CO 80109 (4)

All officers and directors as a        1,965,418                   65.0%
group (4 persons) (1) (2) (3) (4)

Cede & Co.                              454,741                    15.0%
PO Box 222
New York, NY 10274

E. Jeffrey Peierls                      298,324                    9.8%
73 S. Holman Way
Golden, CO 80401 (5)

Brian Peierls                           216,611                    7.1%
2903 Creeks Edge Parkway
Austin, TX  78733 (6)

The Peierls Foundation                  179,813                    5.9%
c/o U.S. Trust Company
114 West 47th Street
New York, NY  10036 (7)

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

     (5) Does not include 216,611 shares held of record by Brian E. Peierls and 179,813 shares held of record by The Peierls Foundation. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

     (6) Does not Include 298,324 shares held of record by E. Jeffrey Peierls and 179,813 shares held of record by The Peierls Foundation.

     (7) E. Jeffrey Peierls, Brian E. Peierls, and Malcolm Moore are the directors of The Peierls Foundation.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $750 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party. In addition, the Company provides a car for Gregory Pusey.

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

In December 2001, the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted approximately 11% of the outstanding Common Stock of AspenBio) and 360,000 warrants to purchase AspenBio Common Stock exercisable at $1.00 per share to January 1, 2001. At the Company's direction, directors, officers and consultants of the Company received an aggregate of 470,000 warrants to purchase AspenBio Common Stock with the same terms. The officers and directors that received warrants to purchase shares of AspenBio Common Stock were as follows:
John H. Altshuler, 10,000 shares; Jeff McGonegal, 60,000 shares; Scott Menefee, 10,000 shares; and Gregory Pusey, 150,000 shares. In September 2002, the Company, made a distribution to its shareholders of 496,296 shares of AspenBio Common Stock. The distribution was made on a pro rata basis, and the officers and directors received AspenBio Common Stock in proportion to their ownership of the Company's Common Stock.

In December 2002, the Company loaned $125,000 to A4S Technologies, Inc. and received a note and warrant as described in Item 1(a). Gregory Pusey also loaned $50,000 to A4S under the same terms and conditions as the Company. In June 2003, the Company converted its $125,000 note into A4S common stock at $.92 per share, and Mr. Pusey converted his $50,000 note on the same terms. In addition, in June 2003, the Company loaned $160,000 to A4S and received a convertible note, and Mr. Pusey loaned $15,000 to A4S under the same terms and conditions. Mr. Pusey became a member of the Board of Directors of A4S in January 2003.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

     The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last fiscal quarter covered by this Report.

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls And Procedures.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     (10)(t) Promissory Note dated June 30, 2003, in the original principal amount of $160,000, made by A4S Technologies, Inc. to the Company.

     31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CAMBRIDGE HOLDINGS, LTD.

Date: September 29, 2003                By:    /s/ Gregory Pusey
                                               --------------------------------
                                               Gregory Pusey
                                               President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 29, 2003              By:   /s/ Gregory Pusey
                                            -----------------
                                            Gregory Pusey
                                            President, Treasurer and Director


Date: September 29, 2003              By:   /s/ Jeffrey G. McGonegal
                                            ------------------------
                                            Jeffrey G. McGonegal
                                            Senior Vice President-Finance,
                                            Secretary and Director


Date: September 29, 2003              By:   /s/ John H. Altshuler
                                            ---------------------
                                            John H. Altshuler, Director


Date:                                 By:
                                            -----------------
                                            Scott Menefee, Director