Form 10QSB
period 2003-09-30
CAMBRIDGE HOLDINGS LTD
filed 2003-11-13
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from _____________ TO ______________

Commission file number 0-12962

                            Cambridge Holdings, Ltd.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Colorado                                   84-0826695
    ------------------------------          ----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

         106 S. University Blvd. #14
              Denver, Colorado                                  80209
 ---------------------------------------                      ----------
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

                Class                           Outstanding at November 7, 2003
    Common Stock, $.025 par value                          3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information.................................................3

Balance Sheets as of September 30, 2003 and June 30, 2003......................4

Statements of Operations for the three-month periods ended September 30,
2003 and 2002..................................................................5

Statements of Cash Flows for the three-month periods ended September 30,
2003 and 2002..................................................................6

Notes to Consolidated Financial Statements..................................7-10

Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................10-12

Part II.  Other Information...................................................12

Signature Page................................................................13

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB
                               September 30, 2003

                          Part I. Financial Information

Item I.  Financial Statements
-----------------------------

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

The results for the three months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003.


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                            September 30,         June 30,
                                                                2003               2003
                                                             (Unaudited)
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                   $   178,512         $ 205,267
  Investment securities - available for sale, net               1,609,430         1,867,025
  Deferred tax asset                                               82,000            82,000
                                                             ------------     -------------

Total current assets                                            1,869,942         2,154,292
                                                               ----------       -----------

 Property and equipment, net                                       41,917            47,608

 Notes Receivable                                                 350,000           310,000
                                                              -----------      ------------

                                                               $2,261,859        $2,511,900
                                                               ==========        ==========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                       $     5,652      $      2,372
                                                              -----------      ------------

Total current liabilities                                           5,652             2,372
                                                              -----------      ------------

Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                    75,747            75,747
  Additional paid-in capital                                    2,997,292         2,997,292
  Accumulated (deficit)                                          (757,554)         (771,561)
  Net unrealized gains on securities,
      available for sale                                          (59,278)          208,050
                                                              -----------      ------------


Total stockholders' equity                                      2,256,207         2,509,528
                                                              -----------       -----------

                                                               $2,261,859        $2,511,900
                                                               ==========        ==========

                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)

                                                               Three Months            Three Months
                                                                   ended                   ended
                                                            September 30, 2003      September 30, 2002
                                                            ------------------      ------------------
Revenues:
   Net realized gains on sales of investment securities           $48,079                 $23,235
   Interest and dividend income                                     2,638                   9,827
                                                                  -------                --------
Total revenues                                                     50,717                  33,062

Expenses:
   Operating, general, and administrative                          36,710                  21,967
                                                                   ------                  ------

Total expenses                                                     36,710                  21,967
                                                                   ------                  ------

Net Income                                                         14,007                  11,095
Other Comprehensive income (loss),
       net of income tax-
   Unrealized holding   (losses)                                 (267,328)               (139,504)
                                                                ---------                --------

Comprehensive Income (Loss)                                    $ (253,321)              $(128,409)
                                                               ==========               =========


Basic and diluted income (loss)
  per common share:                                                $nil                    $nil
                                                                   ====                    ====

Weighted average number of
   common shares outstanding                                    3,029,870               3,029,870
                                                                =========               =========





                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                                   Three Months      Three Months
                                                                       ended             ended
                                                                  Sept. 30, 2003    Sept. 30, 2002
                                                                  --------------    --------------
Operating Activities:
   Net income                                                         $14,007           $11,095
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    5,691             3,652
       Proceeds from sale of equipment, net of gain                         -               854
       Purchase of fixed assets                                             -           (65,045)
       Realized (gains) on sales of marketable securities             (48,079)          (23,235)
       Interest earned on investment securities                        (2,525)                -
   Changes in operating assets and liabilities:
     Prepaids and other                                                     -            (4,375)
     Accounts payable and accrued expenses                              3,280            (5,325)

--------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                               (27,626)          (82,379)

--------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of marketable securities                                  (139,646)          (73,326)
  Proceeds from sales of marketable securities                        180,517            62,849
  Additions to note receivable                                        (40,000)                -
  Additions to note receivable-related party                                -            (1,215)
  (Decrease) in value of trading securities                                 -            (4,342)

--------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       871           (16,034)

--------------------------------------------------------------------------------------------------
Financing activities:                                                       -                 -

--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   -                 -
--------------------------------------------------------------------------------------------------

(Decrease) in cash and cash equivalents                               (26,755)          (98,413)
Cash and cash equivalents, beginning of period                        205,267           408,756

--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $178,512          $310,343

==================================================================================================

                            Cambridge Holdings, Ltd.
                     Notes to Condensed Financial Statements


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

In June 2003, the Company converted the $125,000 note at $.92 per share, and loaned $160,000 to A4S. The Company received a 6% note for $160,000 due December 31, 2005 which is convertible into A4S common stock at $1.00 per share. In September 2003, the Company agreed to loan an additional $100,000 to A4S, which loan was made in October 2003 and evidenced by a 6% note due December 31, 2005 convertible into A4S common stock at $1.00 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $1.00 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

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

In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio made a note to the Company to cover any amounts the Company might have been required to pay pursuant to the guarantee. In connection with the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005. In July 2003 the construction loan that Cambridge guaranteed was paid off and replaced by a permanent mortgage and a second guaranteed by the SBA (Small Business Administration) thereby terminating the guarantee by Cambridge with no amounts having been paid.

In July and September of 2003, the Company loaned two separate loans of $20,000, each to AspenBio. These loans are due on demand with interest at 10% per annum.

Note 3 - Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations - In July 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset that is depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of Statement 143 are effective for fiscal years beginning July 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

Accounting for Debt Extinguishments - In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company has reviewed SFAS 145 and its adoption did not have a material effect on its consolidated financial statements.

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

Liquidity and Capital Resources
-------------------------------

During 1997, the Company purchased from an unaffiliated seller, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The land was conveyed to a limited liability company in which the Company was a member with a 50% interest (CVC Lot 19 LLC). Subsequent funds conveyed by the Company to the LLC were recorded as notes receivable from a related party on the Company's balance sheet. The lot was developed with a luxury residence that was completed in early 1998.

Following an extended period of unsuccessfully attempting to market the property, in February 2003 Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company during the third quarter of the last fiscal year totaling approximately $44,100, after considering the impairment allowance of approximately $382,400, which had previously been recorded against the asset.

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

For the three-month period ended September 30, 2003, operating activities used cash of $27,600. Gains realized on the sale of marketable securities were $48,100. An increase in accrued liabilities provided cash of $3,300.

Cash provided by investing activities was $900 during the three-month period ended September 30, 2003. The Company used $139,600 to purchase marketable securities. Proceeds from sales of marketable securities provided $180,500. Additions to notes receivable were $40,000 in the three-month period.

There were no financing activities during the three-month periods ended September 30, 2003 or 2002.

At September 30, 2003, the Company had cash and cash equivalents of $178,500 and working capital of $1,864,300. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

Comprehensive Income (Loss)
---------------------------

For the three-month periods ended September 30, 2003 and 2002, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Three Month Period Ended September 30, 2003 compared to Three Month Period Ended September 30, 2002
--------------------------------------------------------------------------------

The Company's revenues for the three-month period ended September 30, 2003 totaled approximately $50,700 consisting of interest on temporary cash on hand and other money market instruments of $2,600 and realized gains of sales of investment securities of $48,000. The Company's revenues for the three-month period ended September 30, 2002 totaled approximately $33,000 consisting of interest on temporary cash on hand and other money market instruments of $9,800 and realized gains of sales of investment securities of $23,200.

During the three-month periods ended September 30, 2003 and September 30, 2002, the Company incurred operating, general and administrative costs of approximately $36,700 and $22,000, respectively. The Company had net income for the three-month period ended September 30, 2003 of approximately $14,000 as compared with net income of $11,100 for the three-month period ended September 30, 2002.

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated under the supervision and with the participation of our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)      Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits 31.1, 31.2 and 32 are furnished.

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2003

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBRIDGE HOLDINGS, LTD.



November 13, 2003                         By: /s/ Gregory Pusey
                                              -----------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director


November 13, 2003                         By: /s/ Jeffrey G. McGonegal
                                              -----------------------------
                                          Jeffrey G. McGonegal
                                          Senior Vice President-Finance and
                                          Chief Financial Officer