Form 10QSB
period 2003-12-31
CAMBRIDGE HOLDINGS LTD
filed 2004-02-10
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ TO ______________

Commission file number 0-12962


                            Cambridge Holdings, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-0826695
           --------                                     ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

         106 S. University Blvd. #14
              Denver, Colorado                                       80209
              ----------------                                       -----
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

                                                          Yes  [X]     No   [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at February 5, 2004
  -----------------------------                 -------------------------------
  Common Stock, $.025 par value                            3,029,870

Transitional Small Business Disclosure Format (Check one):

          Yes [ ]    No [X]

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information................................................3

Balance Sheets as of December 31, 2003 and June 30, 2003......................4

Statements of Operations for the three-month and six-month
periods ended December 31, 2003 and 2002......................................5

Statements of Cash Flows for the six-month periods ended
December 31, 2003 and 2002....................................................6

Notes to Financial Statements...............................................7-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................10-12

Part II.  Other Information..................................................12

Signature Page...............................................................13

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2003



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

The results for the six months ended December 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003.


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                             December 31,       June 30,
                                                                 2003            2003
                                                             (Unaudited)

                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                  $   199,637    $   205,267
  Investment securities - available for sale, net              1,468,528      1,867,025
  Deferred tax asset                                              82,000         82,000
                                                             -----------    -----------

Total current assets                                           1,750,165      2,154,292
                                                             -----------    -----------

 Property and equipment, net                                      36,226         47,608

 Notes Receivable                                                410,000        310,000
                                                             -----------    -----------

                                                             $ 2,196,391    $ 2,511,900
                                                             ===========    ===========



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                      $     5,654    $     2,372
                                                             -----------    -----------

Total current liabilities                                          5,654          2,372
                                                             -----------    -----------


Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                   75,747         75,747
  Additional paid-in capital                                   2,997,292      2,997,292
  Accumulated (deficit)                                         (795,375)      (771,561)
  Net unrealized gains (losses) on securities,
      available for sale                                         (86,927)       208,050
                                                             -----------    -----------

Total stockholders' equity                                     2,190,737      2,509,528
                                                             -----------    -----------

                                                             $ 2,196,391    $ 2,511,900
                                                             ===========    ===========


                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)


                                                  Three months ended               Six months ended
                                                     December 31,                    December 31,
                                                 2003           2002            2003           2002
                                                 ----           ----            ----           ----
Revenues:
Net realized gains (losses) on sales of
       investment securities                $     6,819    $   (25,529)    $    54,898       $    (2,293)
Interest and dividend income                      3,320          5,324           5,958            15,151
                                            -----------    -----------     -----------       -----------

Total revenues                                   10,139        (20,205)         60,856            12,858
                                            -----------    -----------     -----------       -----------

Expenses:
   Operating, general, and administrative        47,960         39,636          84,670            61,603
                                            -----------    -----------     -----------       -----------


Total expenses                                   47,960         39,636          84,670            61,603
                                            -----------    -----------     -----------       -----------


Net (loss)                                  $   (37,821)   $   (59,841)    $   (23,814)      $   (48,745)
   Other comprehensive income (loss),
       net of income tax:
   Unrealized holding gains (losses)            (27,649)       169,724        (294,977)           30,220
                                            -----------    -----------     -----------       -----------

Comprehensive income (loss)                 $   (65,470)   $   109,883     $  (318,791)      $   (18,525)
                                            ===========    ===========     ===========       ===========
Basic and diluted (loss)
   per common share:                        $      (.01)   $      (.02)    $      (.01)      $      (.02)
                                            ===========    ===========     ===========       ===========

Weighted average number of common
   shares outstanding                         3,029,870      3,029,870       3,029,870         3,029,870
========================================================================================================


                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                                            Six months ended
                                                                              December 31,
                                                                       2003                  2002
                                                                       ----                  ----
Operating Activities:
   Net income (loss)                                               $  (23,814)           $  (48,745)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                   11,382                 5,784
       Proceeds from sale of equipment, net of gain                         -                   854
       Realized (gains) losses on sales of marketable securities      (54,898)                2,293
       Interest earned on investment securities                        (4,091)                    -
   Changes in operating assets and liabilities:
     Prepaids and other                                                     -                 8,750
     Accounts payable and accrued expenses                              3,282                (5,392)

----------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                               (68,139)              (36,456)
----------------------------------------------------------------------------------------------------

Investing activities:
  Purchase of marketable securities                                   (69,665)             (386,565)
  Proceeds from sales of marketable securities                        102,164               352,765
  Proceeds from sales of investment securities                        130,010
  Additions to notes receivable                                      (140,000)                    -
  Collection of notes receivable                                       40,000
  Additions to note receivable-related party                                -                (1,662)
  (Decrease) in value of trading securities                                 -               (10,477)
  Purchase of fixed assets                                                  -               (65,045)

----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    62,509              (110,984)

----------------------------------------------------------------------------------------------------
Financing activities:                                                       -                     -

----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   -                     -

----------------------------------------------------------------------------------------------------

(Decrease) in cash and cash equivalents                                (5,630)             (147,440)
Cash and cash equivalents, beginning of period                        205,267               408,756

----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $  199,637            $  261,316
====================================================================================================

                            Cambridge Holdings, Ltd.
                     Notes to Condensed Financial Statements

Note 1 - Convertible Note Investments


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

In June 2003, the Company converted the $125,000 note into A4S common stock at $.92 per share, and loaned $160,000 to A4S. The Company received a 6% note for $160,000 due December 31, 2005 which is convertible into A4S common stock at $1.00 per share, subject to specified adjustments. In September 2003, the Company agreed to loan an additional $100,000 to A4S, which loan was made in October 2003 and evidenced by a 6% note due December 31, 2005. The note is convertible into A4S common stock at $1.00 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $1.00 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.


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

In July and September of 2003, the Company made two separate loans of $20,000, each to AspenBio. These loans were repaid in December 2003 with interest.

Note 3 - Recent Accounting Pronouncements

Accounting for Guarantees - In November 2002, Financial Accounting Standards Board ("FASB") Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. Adoption of FIN 45 did not have an effect on the Company's 2003 financial condition or results of operations.

Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows.

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

For the six-month period ended December 31, 2003, operating activities used cash of $68,100. Gains realized on the sale of marketable securities were $54,900. An increase in accrued liabilities provided cash of $3,300.

Cash provided by investing activities was $62,500 during the six-month period ended December 31, 2003. The Company used $69,700 to purchase marketable securities plus a net of $100,000 was used in additions to notes receivable. Proceeds from sales of marketable securities provided $102,200. Proceeds from sales of investment securities provided $130,000.

There were no financing activities during the six-month periods ended December 31, 2003 or 2002.

At December 31, 2003, the Company had cash and cash equivalents of $199,600 and working capital of $1,744,500. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

Comprehensive Income (Loss)
---------------------------

For the six-month periods ended December 31, 2003 and 2002, other comprehensive income (loss), net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Six Month Period Ended December 31, 2003 compared to Six Month Period Ended December 31, 2002
---------------------------------------------------------------------------

The Company's revenues for the six-month period ended December 31, 2003 totaled approximately $60,900 consisting of interest on temporary cash on hand and other money market instruments of $6,000 and realized gains of sales of investment securities of $54,900. The Company's revenues for the six-month period ended December 31, 2002 totaled approximately $12,900 consisting of interest on temporary cash on hand and other money market instruments of $15,200 and realized losses of sales of investment securities of $2,300.

During the six-month periods ended December 31, 2003 and December 31, 2002, the Company incurred operating, general and administrative costs of approximately $84,700 and $61,600, respectively. The Company had a net loss for the six-month period ended December 31, 2003 of approximately $23,800 as compared with a net loss of $48,700 for the six-month period ended December 31, 2002.

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the annual report has been made known to them in a timely manner.

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

                                December 31, 2003



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAMBRIDGE HOLDINGS, LTD.



February 5, 2004                   By:  /s/ Gregory Pusey
                                       -----------------------------
                                   Gregory Pusey
                                   President, Treasurer and Director


February 5, 2004                   By: /s/ Jeffrey G. McGonegal
                                      ------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Finance and
                                   Chief Financial Officer