Form 10QSB
period 2004-03-31
CAMBRIDGE HOLDINGS LTD
filed 2004-05-14
CIK 712757

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ TO ______________

Commission file number 0-12962

                            Cambridge Holdings, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                      84-0826695
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


         106 S. University Blvd. #14
              Denver, Colorado                                        80209
 --------------------------------------                              --------
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

                                                           Yes  [X]     No  [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


              Class                                 Outstanding at May 5, 2004
  Common Stock, $.025 par value                              3,029,870

Transitional Small Business Disclosure Format (Check one):

          Yes       No   X
             -----     -----

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information.................................................3

Balance Sheets as of March 31, 2004 and June 30, 2003..........................4

Statements of Operations for the three-month and nine-month periods ended
March 31, 2004 and 2003........................................................5

Statements of Cash Flows for the nine-month periods ended March 31, 2004 and 2003.......................................................................6

Notes to Financial Statements..................................................7

Management's Discussion and Analysis of Financial Condition and Results of
Operations..................................................................8-11

Part II.  Other Information...................................................11

Signature Page................................................................12

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2004



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

The results for the nine months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003.


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                                                     March 31,       June 30,
                                                                                       2004           2003
                                                                                    (Unaudited)
                                                           Assets
                                                           ------
Current assets:
  Cash and cash equivalents                                                        $   130,898    $   205,267
  Investment securities - available for sale, net                                    1,794,627      1,867,025
  Deferred tax asset                                                                    82,000         82,000
  Prepaids and accounts receivable                                                       1,269             --
                                                                                   -----------    -----------

Total current assets                                                                 2,008,794      2,154,292
                                                                                   -----------    -----------

 Property and equipment, net                                                            30,536         47,608

 Notes receivable                                                                      490,000        310,000
 Investments in LLCs                                                                   140,000             --
                                                                                   -----------    -----------

                                                                                   $ 2,669,330    $ 2,511,900
                                                                                   ===========    ===========


                                            Liabilities and Stockholders' Equity
                                            ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                            $     3,272    $     2,372
                                                                                   -----------    -----------

Total current liabilities                                                                3,272          2,372
                                                                                   -----------    -----------


Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000
    shares authorized:  3,029,870 shares issued and
    outstanding                                                                         75,747         75,747
  Additional paid-in capital                                                         2,997,292      2,997,292
  Accumulated (deficit)                                                               (821,402)      (771,561)
  Net unrealized gains on securities, available for sale                               414,421        208,050
                                                                                   -----------    -----------

Total stockholders' equity                                                           2,666,058      2,509,528
                                                                                   -----------    -----------

                                                                                   $ 2,669,330    $ 2,511,900
                                                                                   ===========    ===========



                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)


                                                Three months ended             Nine months ended
                                                     March 31,                     March 31,
                                              2004              2003          2004            2003
                                              ----              ----          ----            ----
Revenues:
Net realized gains on sales of
       marketable securities                $     7,227    $     9,798   $    62,126    $     7,505
Interest and dividend income                      1,030          3,674         6,988         18,825
Gain from LLC investment                             --         44,120            --         44,120
                                            -----------    -----------   -----------    -----------

Total revenues                                    8,257         57,592        69,114         70,450
                                            -----------    -----------   -----------    -----------

Expenses:
   Operating, general, and administrative        34,284         39,515       118,955        101,118
                                            -----------    -----------   -----------    -----------


Total expenses                                   34,284         39,515       118,955        101,118
                                            -----------    -----------   -----------    -----------


Net income (loss)                           $   (26,027)   $    18,077   $   (49,841)   $   (30,668)
   Other comprehensive income,
       net of income tax:
   Unrealized holding gains                     501,348      1,226,591       206,371      1,256,811
                                            -----------    -----------   -----------    -----------

Comprehensive income                        $   475,321    $ 1,244,668   $   156,530    $ 1,226,143
                                            ===========    ===========   ===========    ===========
Basic and diluted income (loss)
   per common share:                        $      (.01)   $       .01   $      (.02)   $      (.01)
                                            ===========    ===========   ===========    ===========

Weighted average number of common
   shares outstanding                         3,029,870      3,029,870     3,029,870      3,029,870

====================================================================================================

                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                                        Nine months ended
                                                                            March 31,
                                                                      2004         2003
                                                                      ----         ----
Operating Activities:
   Net (loss)                                                      $ (49,841)   $ (30,668)
   Adjustments to reconcile net (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  17,072        8,107
       Gain on sale of equipment                                          --      (27,336)
       Gain on sale of LLC investment                                     --      (44,120)
       Realized (gains) losses on sales of marketable securities     (62,126)      (7,505)
       Interest earned on investment securities                       (5,047)          --
   Changes in operating assets and liabilities:
     Prepaids and other                                               (1,269)          --
     Accounts payable and accrued expenses                               900       (4,070)
-----------------------------------------------------------------------------------------
Net cash (used in) operating activities                             (100,311)    (105,592)
-----------------------------------------------------------------------------------------

Investing activities:
   Purchase of marketable securities                                (145,210)    (227,966)
   Proceeds from sales of marketable securities                      169,382      127,169
   Proceeds from sales of investment securities                      246,770           --
   Additions to notes receivable                                    (220,000)          --
   Collection of notes receivable                                     40,000           --
   Purchase of LLC investments                                       (65,000)          --
   Decrease in note receivable-related party                              --      200,000
   Decrease in value of trading securities                                --      (13,707)
   Proceeds from sale of equipment                                        --       28,000
   Purchase of fixed assets                                               --      (65,045)


-----------------------------------------------------------------------------------------
Net cash provided by investing activities                             25,942       48,451

-----------------------------------------------------------------------------------------
Financing activities:                                                     --           --

-----------------------------------------------------------------------------------------
Net cash provided by financing activities                                 --           --
-----------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                              (74,369)     (57,141)
Cash and cash equivalents, beginning of period                       205,267      408,756
-----------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $ 130,898    $ 351,615

=========================================================================================

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

In June 2003, the Company converted the $125,000 note into A4S common stock at $.92 per share, and loaned $160,000 to A4S. The Company received a 6% note for $160,000 due December 31, 2005 which is convertible into A4S common stock at $1.00 per share, subject to specified adjustments. The Company loaned an additional $100,000 to A4S in October 2003 under a 6% note, due December 31, 2005. The note is convertible into A4S common stock at $1.00 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $1.00 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

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

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, the Company had cash and cash equivalents of $130,900 and working capital of $2,005,500. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its consideration of potential business opportunities, the Company expects to consider the potential effect on its liquidity.

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

For the nine-month period ended March 31, 2004, operating activities used cash of $100,300. Gains realized on the sale of marketable securities were $62,100. An increase in accrued liabilities provided cash of $900 and an increase in accounts receivable used cash of $1,300.

Cash provided by investing activities was $25,900 during the nine-month period ended March 31, 2004. The Company used $145,200 to purchase marketable securities plus a net of $180,000 was used in additions to notes receivable. Proceeds from sales of marketable securities provided $169,400. Proceeds from sales of investment securities provided $246,800. Purchase of an LLC investment used cash of $65,000.

There were no financing activities during the nine-month periods ended March 31, 2004 or 2003.


Comprehensive Income
--------------------

For the nine-month periods ended March 31, 2004 and 2003, other comprehensive income, net of tax consisted of unrealized holding gains and losses on investment securities held for resale. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Nine Month Period Ended March 31, 2004 compared to Nine Month Period Ended March 31, 2003

The Company's revenues for the nine-month period ended March 31, 2004 totaled approximately $69,100 consisting of interest on temporary cash on hand and other money market instruments of $7,000 and realized gains of sales of investment securities of $62,100. The Company's revenues for the nine-month period ended March 31, 2003 totaled approximately $70,500 consisting of interest on temporary cash on hand and other money market instruments of $18,800, realized gains of sales of marketable securities of $7,500 and the gain from the sale of CVC Lot 19, LLC of $44,100.

During the nine-month periods ended March 31, 2004 and March 31, 2003, the Company incurred operating, general and administrative costs of approximately $119,000 and $101,100, respectively. The Company had a net loss for the nine-month period ended March 31, 2004 of approximately $49,800 as compared with a net loss of $30,700 for the nine-month period ended March 31, 2003.

Recent Accounting Pronouncements
--------------------------------

Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public company that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than the end of the first fiscal reporting period after December 15, 2003. The Company does not have any variable interest entities, and therefore, the adoption of the provisions of FIN 46 will not have a material effect on the financial condition or results of operations of the Company.


Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material impact on the financial position, results of operations or cash flows.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.


                           Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits 31.1, 31.2 and 32 are furnished.

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2004



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CAMBRIDGE HOLDINGS, LTD.



May 14, 2004                     By: /s/ Gregory Pusey
                                     -----------------------------------
                                 Gregory Pusey
                                 President, Treasurer and Director


May 14, 2004                     By: /s/ Jeffrey G. McGonegal
                                     -----------------------------------
                                 Jeffrey G. McGonegal
                                 Senior Vice President-Finance and
                                 Chief Financial Officer