Form 10KSB
period 2004-06-30
CAMBRIDGE HOLDINGS LTD
filed 2004-09-28
CIK 712757

10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2004

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $87,000 in revenues for the fiscal year ended June 30, 2004.

The aggregate market value of the voting stock held by non-affiliates was approximately $403,000 on September 27, 2004.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at September 27, 2004
Common Stock, $.025 par value                             3,029,870


Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                                     Part I

Item 1.   DESCRIPTION/BUSINESS.
          ---------------------

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

In July 2002, the Company agreed to guarantee up to $200,000 of a bank loan AspenBio secured for purposes of constructing a new facility. In connection with the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005. In July 2003 the construction loan that Cambridge guaranteed was paid off and replaced by a permanent mortgage thereby terminating the guarantee with no amounts having been paid by Cambridge.

In July and September of 2003, the Company made two separate loans of $20,000, each to AspenBio. These loans were repaid in December 2003 with interest.

In January 2002, the Company received a 7% convertible $250,000 note due in one year from Advanced Nutraceuticals, Inc. ("ANI"). ANI also issued a warrant to the Company pursuant to which the Company could acquire 50,000 shares of ANI common stock at $1 per share through June 2004. During September 2002, under an amended agreement, all of the principal of the $250,000 note plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is a director of both companies. During June 2004 the warrant for 50,000 shares was converted into 40,384 common shares of ANI on a "cashless" exercise basis.

In December 2002, the Company loaned $125,000 to A4S Technologies, Inc. ("A4S") and received an 8% note for $125,000 due in one year convertible into A4S common stock at $.92 per share. This note was converted into 135,870 shares of A4S common stock in June 2003. A4S is a privately-held company which markets audio and video streaming applications for surveillance activities. The Company also received a warrant to purchase up to 31,250 shares of A4S common stock at $1.00 per share through December 31, 2006. In connection with this transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors.


                                  Page 2 of 17
                                     10-KSB

In June 2003, the Company converted the $125,000 note into A4S common stock at $.92 per share, and loaned $160,000 to A4S. The Company received a 6% note for $160,000 due December 31, 2005 which is convertible into A4S common stock at $.10 per share. The Company loaned an additional $100,000 to A4S in September 2003 under a 6% note, due December 31, 2005. The note is convertible into A4S common stock at $.09 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $.09 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

In the period from January to May 2004, the Company loaned a total of $105,000, in various increments to A4S. The notes bear interest at 6%, are due December 31, 2005 and are convertible into A4S common stock at $.035 per share. Accrued interest of approximately $100 was recorded at June 30, 2004. In connection with these loans, the Company received warrants to purchase up to 210,068 shares of A4S common stock at $.035 per share. Subsequent to the fiscal year end the Company loaned an additional $67,352 to A4S pursuant to a convertible note with interest at 6% due December 31, 2005.

In May 2003 the Company loaned $150,000 to Louisiana Land Systems Inc., which loan matures in November 2004 with interest at 5% per annum.

In third quarter 2004, the Company invested $65,000 for a special limited partnership interest in Six-Thirty-Three, LLC. The Company is entitled to 10% of the total gross monthly revenues generated by Six-Thirty-Three, LLC from its business activities. Total cumulative revenue generated by Six-Thirty-Three, LLC through June 30, 2004 was immaterial and accordingly, no revenue was recorded by the Company.

During 1997, the Company purchased from an unaffiliated seller, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado west of Vail. The land was conveyed to a limited liability company in which the Company was a 50% member (CVC Lot 19 LLC). Subsequent funds conveyed by the Company to the LLC were recorded as a note receivable from a related party on the Company's balance sheet. The lot was developed with a luxury residence that was completed in early 1998. Following an extended period of unsuccessfully attempting to market the property, in February 2003 Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company during the third quarter of 2003 totaling approximately $44,100, after considering the impairment allowance of approximately $382,400, which had previously been recorded against the asset.


                                  Page 3 of 17
                                     10-KSB

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

Item 2. DESCRIPTION OF PROPERTIES.
        --------------------------

     The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in a space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $750 for rent and certain overhead administrative expenses. A description of real estate business activities is included in Item 1.

Item 3. LEGAL PROCEEDINGS.
        ------------------

     The Company is not involved in any material, pending legal proceedings.






                                  Page 4 of 17
                                     10-KSB

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and the Item is, therefore, inapplicable.


                                     PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          -------------------------------------------------------------------

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2004 and 2003 are as follows:

      Quarter Ended                      High Bid        Low Bid
      ------------------------------------------------------------
      June 30, 2004                       $.32            $.26
      March 31, 2004                      $.26            $.26
      December 31, 2003                   $.26            $.25
      September 30, 2003                  $.25            $.25
      June 30, 2003                       $.40            $.25
      March 31, 2003                      $.40            $.25
      December 31, 2002                   $.25            $.25
      September 30, 2002                  $.40            $.25

     At September 27, 2004 the number of holders of record of the Company's common stock was 946. No cash dividends were paid during the years ended June 30, 2004 and 2003. In September 2002, the Company distributed 496,296 shares of AspenBio stock to its shareholders, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ----------------------------------------------------------

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


                                  Page 5 of 17
                                     10-KSB

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2004, the Company had cash and cash equivalents of $111,800 and working capital of $4,149,100.

For the year ended June 30, 2004, operating activities used cash of $126,600 as compared to cash used of $110,900 for the year ended June 30, 2003. Gains from the sale of investment securities were $70,800 in 2004 and $29,500 in 2003.

Cash provided by investing activities was approximately $33,100 during the year ended June 30, 2004 as compared to cash used by investing activities of $92,600 during the year ended June 30, 2003. During the year ended June 30, 2004, approximately $499,800 was provided from the sales of investment securities compared to $457,900 in 2003. During 2003, a note was collected from a related party for $200,000 from the sale of the CVC Lot 19, LLC, interest. Investments made in notes receivable to unrelated parties were $245,000 in 2004 compared to $435,000 in 2003. The Company's only fixed asset purchase during either 2004 or 2003 was the purchase of a car for its president, Greg Pusey. The Company's assets, especially the values of the securities held by the Company are often highly volatile. In addition, trading in the securities the Company holds may be thin or there may be other impediments to, or restrictions on transfer.

     There was no cash activity in financing activities during the years ended June 30, 2004 or 2003.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

The Company's revenues for the year ended June 30, 2004 consisted of interest and dividend income of $16,100. Gains on the sale of securities were approximately $70,800 for the year ended June 30, 2004. The Company's revenues for the year ended June 30, 2003 consisted of interest and dividend income of $24,400 and gains from the sale of securities of approximately $29,500. A gain from LLC investments of $44,100 was recognized in the year ended June 30, 2003.

During the years ended June 30, 2004 and 2003, the Company incurred operating, general and administrative costs of approximately $151,000 and $142,100, respectively. The Company had a loss before taxes of $64,000 for the year ended June 30, 2004 as compared with a loss before taxes of $43,700 for the year ended June 30, 2003.


                                  Page 6 of 17
                                     10-KSB

INCOME TAXES

As discussed in Note 6 to the accompanying financial statements, as of June 30, 2004 the Company has $380,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which operating losses will be carried forward to future tax filings and allow the Company to realize an $82,000 tax benefit. A valuation allowance of $298,000 has therefore been established for the remaining deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.












                                  Page 7 of 17
                                     10-KSB

Item 7. FINANCIAL STATEMENTS.
        ---------------------





                            CAMBRIDGE HOLDINGS, LTD.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003





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

Independent Auditors' Report                                             F-2

Balance Sheet                                                            F-3

Statements of Operations and Comprehensive Income (Loss)                 F-4

Statements of Changes in Stockholders' Equity                            F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                            F-7

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                         216 SIXTEENTH STREET, SUITE 600
                             DENVER, COLORADO 80202


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2004, and the related statements of operations and comprehensive income/(loss), changes in stockholders' equity, and cash flows for the each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2004, and the results of its operations and comprehensive income/
(loss) and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.


                                        AJ. ROBBINS, PC.
                                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
August 21, 2004

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                  =============


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                               $   111,766
     Accounts receivable-related party                                             7,491
     Investment securities - available for sale, net                           3,943,623
     Accrued interest receivable - related party                                   8,438
     Deferred tax asset                                                           82,000
                                                                             -----------

                  Total Current Assets                                         4,153,318

Property and equipment, net                                                       25,295

Notes receivable                                                                 150,000
Notes receivable - related party                                                 365,034
Investments in LLCs                                                              133,053
                                                                             -----------

                                                                             $ 4,826,700
                                                                             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                   $     4,261
                                                                             -----------

                  Total Current Liabilities                                        4,261
                                                                             -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,029,870 issued and outstanding                             75,747
     Additional paid-in capital                                                2,997,292
     Accumulated (deficit)                                                      (835,623)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized gains on securities
             available for sale                                                2,591,970
         Net unrealized loss on LLCs                                              (6,947)
                                                                             -----------

                  Total Stockholders' Equity                                   4,822,439
                                                                             -----------

                                                                             $ 4,826,700
                                                                             ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
            =======================================================



                                                               For the Years Ended June 30,
                                                               ----------------------------
                                                                    2004          2003
                                                                -----------   -----------
  REVENUES:
     Net realized gains on sales of investment securities       $    70,838   $    29,520
     Net income from LLC investments                                     --        44,120
     Interest and dividend income                                    16,144        24,352
                                                                -----------   -----------

                  Total Revenues                                     86,982        97,992
                                                                -----------   -----------



OPERATING EXPENSES AND OTHER INCOME:
     Operating, general and administrative                         (151,044)     (142,133)

     Other income                                                        --           481
                                                                -----------   -----------

                  Total Operating Expenses and Other Income        (151,044)     (141,652)
                                                                -----------   -----------


NET (LOSS)                                                          (64,062)      (43,660)

OTHER COMPREHENSIVE INCOME, net of tax -
     Unrealized holding gains                                     2,383,920            --
     Net unrealized (loss)                                           (6,947)      284,811
                                                                -----------   -----------


COMPREHENSIVE INCOME (LOSS)                                     $ 2,312,911   $   241,151
                                                                ===========   ===========

NET (LOSS) PER COMMON SHARE, BASIC AND
    DILUTED                                                     $      (.02)  $      (.01)
                                                                ===========   ===========

Weighted average number of
     common shares outstanding                                    3,029,870     3,029,870
                                                                ===========   ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
                   ==========================================



                                                                                                Accumulated
                                                                     Additional                    Other           Total
                                                Common Stock          Paid-in     Accumulated   Comprehensive   Stockholders'
                                             Shares      Amount       Capital      (Deficit)     Income/(Loss)    Equity
                                         -----------  -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2002                    3,029,870  $    75,747   $ 2,997,292   $  (577,901)   $   (76,761)   $ 2,418,377

  Net unrealized gains on
      securities available for sale               --           --            --            --        284,811        284,811


  Stock dividend paid                             --           --            --      (150,000)            --       (150,000)


  Net (loss) for the year                         --           --            --       (43,660)            --        (43,660)
                                         -----------  -----------   -----------   -----------    -----------    -----------


Balances, June 30, 2003                    3,029,870       75,747     2,997,292      (771,561)       208,050      2,509,528

  Net unrealized gains on
       securities available for sale              --           --            --            --      2,383,920      2,383,920


  Net unrealized (loss) on LLCs                   --           --            --            --         (6,947)        (6,947)


  Net (loss) for the year                         --           --            --       (64,062)            --        (64,062)
                                         -----------  -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2004                    3,029,870  $    75,747   $ 2,997,292   $  (835,623)   $ 2,585,023    $ 4,822,439
                                         ===========  ===========   ===========   ===========    ===========    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended June 30,
                                                                  2004              2003
                                                               ----------        ----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                     $ (64,062)        $ (43,660)
  Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                              22,313            20,840
       Realized (gains) on sale of investment securities         (70,838)          (29,520)
       Gain on sale of LLC investment                                 --           (50,000)
       Realized loss on sale/disposal of fixed assets                 --               822
  Changes in:
       Accounts receivable-related party                          (7,491)               --
       Accrued interest receivable - related party                (8,438)           (2,565)
       Accrued liabilities and other                               1,889            (6,814)
                                                               ---------         ---------

         Cash Flows (Used) By Operating Activities              (126,627)         (110,897)
                                                               ---------         ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                             (196,602)         (250,409)
  Proceeds from sale of investment securities                    499,762           457,862
  Collection on notes receivable - related parties                    --           200,000
  Collection on notes receivable                                  40,000                --
  Issuance of note receivable                                   (245,034)         (435,000)
  Purchase of LLC investments                                    (65,000)               --
  Purchase of fixed assets                                            --           (65,045)
                                                               ---------         ---------

         Cash Flows Provided (Used) By Investing Activities       33,126           (92,592)
                                                               ---------         ---------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (93,501)         (203,489)

CASH AND CASH EQUIVALENTS, beginning of year                     205,267           408,756
                                                               ---------         ---------

CASH AND CASH EQUIVALENTS, end of year                         $ 111,766         $ 205,267
                                                               =========         =========






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

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $22,313 and $20,840 for the years ended June 30, 2004 and 2003, respectively.

Investment in LLC
-----------------
The investments in LLC's are accounted for under the cost or equity method, depending on the Company's level of investment. The Company invested $65,000 in Six-Thirty-Three, LLC and $75,000 in R&B Surgical Solutions, LLC.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESSAND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Options to purchase 390,000 and 480,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 2004 and 2003, respectively.

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

The following table presents the components of other comprehensive income
(loss), net of tax:

   Years ended June 30, (net of tax)                                2004              2003
                                                                 -----------     -------------
   Holding gains                                                  $2,345,528     $     263,581
   Unrealized (loss) on LLC's                                         (6,947)               --
   Reclassification for realized gains                                38,392            21,230
                                                                 ------------    -------------

   Increase in net unrealized securities gains recognized
   in other comprehensive income                                  $2,376,973     $     284,811
                                                                 ===========     =============

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------

Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and in December 2003, FIN 46 was revised. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Financial Instruments - In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the Company fiscal quarter commencing July 1, 2003. The Company has adopted the applicable provisions of SFAS No. 150, however, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on the Company's operations or financial condition.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 2 - INVESTMENT SECURITIES

At June 30, 2004 the Company's market value of available for sale securities consisted of the following:
                                                      Gross
                                                    Unrealized       Estimated
                                       Cost           Gain          Fair Value
                                   ------------  -------------    -------------
Common and preferred stocks        $  1,297,216  $   2,589,381    $   3,886,597

Bond Funds                               57,026            --            57,026
                                   ------------  -------------    -------------

Total                              $  1,354,242  $   2,589,381    $   3,943,623
                                   ============  =============    =============


The Company realized net gains of $70,838 and $29,520 on the sale of investment securities for the years ended June 30, 2004 and 2003, respectively.

NOTE 3 - NOTES RECEIVABLE

The Company was issued a note receivable for $150,000 from Louisiana Land Systems, Inc. in May 2003. The note bears interest at 5% per annum and matures in November 2004. The assets of Louisiana Land Systems, Inc. secure the note.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

In 1997 the Company purchased from an unaffiliated seller, raw land in an area known as Cordillera Valley Club in Eagle County, Colorado, west of Vail. The land was conveyed to a limited liability company in which the Company was a member with a 50% interest (CVC Lot 19 LLC). Subsequent funds conveyed by the Company to the LLC were recorded as notes receivable from a related party on the Company's balance sheet. The lot was developed with a luxury residence that was completed in early 1998.

Following an extended period of unsuccessfully attempting to market the property, in February 2003, Ed Zneimer, the other 50% owner in CVC Lot 19, LLC, purchased the Company's interest and the related note receivable in CVC Lot 19, LLC for $200,000, paid in cash. The sale transaction resulted in a reported gain to the Company totaling $44,100 after considering the impairment allowance of $382,400, which had been previously recorded against the asset.

During January 2002 the Company loaned $250,000 to Advanced Nutraceuticals, Inc. ("ANI"). In August 2002, by mutual agreement of the parties, the $250,000 note balance and interest accrued to that time were converted into 475,118 shares of ANI common stock. ANI also issued a warrant to the Company in August 2002, pursuant to which the Company could acquire 50,000 shares of ANI common stock at $1.00 per share and in June 2004 this warrant was exercised on a "cashless" basis into 40,384 shares of ANI common stock. The Company's president is also the president and chief executive officer of ANI and the Company's chief financial officer is the senior vice president of ANI.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================




NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

The Company purchased $160,000 Subordinated Convertible Promissory Notes from A4S Technologies, Inc. in June 2003. The Company received a 6% note due December 31, 2005 which is convertible into A4S common stock at $.10 per share. The Company purchased $100,000 Subordinated Convertible Promissory Notes from A4S Technologies in September 2003. The Company received a 6% note due December 31, 2005 which is convertible into A4S common stock at $.09 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $.09 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

The Company purchased from A4S an additional $105,034 in Subordinated Convertible Promissory Notes during the period from January to May 2004. The notes are due on December 31, 2005 and are convertible to common shares at a rate of $.035 per share. All of the notes bear interest on the outstanding principal at a fixed rate of 6% per annum. In connection with its investments in notes, the Company has received warrants to purchase up to 341,318 shares of common stock of A4S at prices ranging from $.035 to $.10. The Company's president has also been elected to serve as a Director of A4S, a privately held company. The Company previously purchased a $125,000 Subordinated Convertible Promissory Note from A4S in December 2002 that was converted to 135,870 shares of A4S common stock in June 2003.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                 June 30,
                                                                   2004
                                                               -----------
     Automobile                                                $    65,045
     Furniture and fixtures                                          1,200
     Office equipment                                                9,511
                                                               -----------

     Total                                                          75,756

     Less accumulated depreciation and amortization                (50,461)
                                                               ------------

                                                               $    25,295
                                                               ===========

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================




NOTE 6 - INCOME TAXES (BENEFIT)

                                                   For the Years Ended
                                                        June 30,
                                                  --------------------
                                                    2004        2003
                                                  --------    --------
           Deferred:
                    Federal                       $     --    $     --
                    State                               --          --
                                                  --------    --------

                                                  $     --    $     --
                                                  ========    ========


                                                               June 30,
                                                                2004
                                                              ---------
             Deferred tax assets:
                      Capital loss carryforward               $ 166,000
                      Net operating loss carryforward           214,000
                                                              ---------

                      Net deferred tax assets                   380,000
                      Less valuation allowance                 (298,000)
                                                              ----------

                      Net deferred tax assets                    82,000
                                                              ---------

             Deferred tax liability                                  --
                                                              ---------

             Net deferred tax asset                           $  82,000
                                                              =========



The Company has recorded a deferred tax asset of $82,000, which reflects the amount of tax benefit expected to be realized as a result of the available operating loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                                                                For the Years Ended June 30,
                                                                ---------------------------
                                                                    2004           2003
                                                                -----------     -----------
             Income tax expense (benefit) computed at the
             federal statutory rate                             $  (22,000)     $  (15,000)
             Increase/(Decrease) in valuation allowance             (4,000)         33,300
             Other                                                  26,000         (18,300)
                                                                ----------      -----------

             Income tax (benefit)                               $       --      $       --
                                                                ==========      ===========

The Company has a net operating loss carryforward of approximately $540,000 expiring through 2024 and a capital loss carryforward of approximately $342,000.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================




NOTE 7 - STOCK OPTIONS

1999 Stock Option Plan
----------------------
The Company's 1999 Stock Option Plan, as amended, had a maximum of 60,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares was not to be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders was not less than 110% of the fair market value of common stock on the date of grant. The exercise term did not exceed ten years from the date of the grant. All of the outstanding options expired on April 15, 2004.

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. During 2002 the Company granted 430,000 options under the plan; 240,000 will expire October 5, 2005, 150,000 will expire November 27, 2005 and 40,000 were forfeited during 2004.

Pro Forma Stock Option Compensation
-----------------------------------
FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were no options granted during the year ended June 30, 2004.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 7 - STOCK OPTIONS (Continued)

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:


                                                                      For the Years Ended
                                                                           June 30,
                                                        ----------------------------------------------
                                                                 2004                   2003
                                                        ---------------------  -----------------------
                                                                    Weighted                 Weighted
                                                                    Average                  Average
                                                                    Exercise                 Exercise
                                                         Shares      Price        Shares      Price
                                                       ---------    --------   ----------  -----------
      Outstanding, beginning of year                     480,000    $   .453      480,000   $    .453

                        Granted                               --                       --          --
                        Expired/Forfeited                (90,000)       .470           --          --
                        Exercised                             --                       --          --
                                                       ---------    --------   ----------   ---------

      Outstanding, end of year                           390,000    $   .446      480,000   $    .453
                                                       =========    ========   ==========   =========

      Options exercisable, end of year                   390,000    $   .446      480,000   $    .453
                                                       =========    ========   ==========   =========



The following table summarizes information about stock options outstanding at June 30, 2004:

                                  Options Outstanding                            Options Exercisable
                                  -------------------                            -------------------

                                             Weighted
                                              Average       Weighted
               Range of                      Remaining      Average                   Weighted Average
               Exercise         Number      Contractual     Exercise        Number        Exercise
                Prices       Outstanding    Life-Years        Price      Exercisable         Price
           ---------------   -----------   ------------    -----------  -------------   ---------------
           $ .375 to $ .52     390,000         1.32        $   .44628        390,000    $    .44628


                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================




NOTE 8 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services.

The Company held investment securities in ANI classified as available for sale at June 30, 2004 and 2003; the investments had an estimated fair value of $2,981,695 and $472,276, respectively.

In December 2001 the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 330,000 warrants to purchase AspenBio common stock exercisable at $1.00 per share through January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms. In September 2002 the Company completed a distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. At June 30, 2004 and 2003, the Company held investment securities in AspenBio classified as available for sale having an estimated fair value of $629,630 and $750,000, respectively.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

        Not applicable.

Item 8A.  CONTROLS AND PROCEDURES.
          ------------------------

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

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.
          ---------------------------------

                               Date First
                                 Elected         Principal Occupation
Name                     Age    Director            and Employment
----                     ---    --------            --------------


Gregory Pusey            52       1982    President,  Treasurer  and  Director.
                                          Since 1999,  Mr.  Pusey has served as
                                          the president  and director of
                                          Advanced  Nutraceuticals, Inc., a
                                          publicly held  manufacturer of
                                          nutraceuticals.  Mr. Pusey is  also a
                                          director of AspenBio, Inc., a publicly
                                          held manufacturer of biomedical
                                          products,  and a director  of A4S
                                          Technologies,  Inc. Mr. Pusey
                                          graduated  from Boston College in 1974
                                          with a BS in finance.  Mr. Pusey is
                                          also the  president of Livingston
                                          Capital, Ltd., a venture capital and
                                          business-consulting firm.


                                  Page 8 of 17
                                     10-KSB

Scott Menefee            39       1993    Director.  Mr. Menefee is the Director
                                          of Real Estate  Development for Opus
                                          Northwest, LLC, a large commercial
                                          real estate development firm. During
                                          his tenure with Opus, he has been
                                          involved  in the  development  of over
                                          3  million square feet of commercial
                                          real estate, including office
                                          buildings,  shopping centers and
                                          industrial properties.  Mr. Menefee
                                          graduated from Southern Methodist
                                          University with a MBA in 1989 and the
                                          University of Denver with a BSBA
                                          in 1988.

Jeffrey G. McGonegal     53       2000    Senior Vice President-Finance,
                                          Secretary  and Director. Mr. McGonegal
                                          has served as Senior Vice
                                          President-Finance of Advanced
                                          Nutraceuticals, Inc. since February
                                          2000.  Since 1997, Mr. McGonegal  has
                                          also served as Managing  Director of
                                          McGonegal  and Co., a company engaged
                                          in providing accounting and business
                                          consulting services. From 1974 to
                                          1997, Mr. McGonegal was an accountant
                                          with BDO Seidman LLP. While at BDO
                                          Seidman, LLP, Mr. McGonegal served as
                                          managing  partner of the Denver,
                                          Colorado office.  Mr. McGonegal is a
                                          member of the Board of  Directors of
                                          The Rockies Venture Club, Inc.  He
                                          received a BA degree in accounting
                                          from Florida State University.

     John Altshuler, who had been a director of the Company since 1991, passed away during 2004.

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2004, the Company's Board of Directors held three meetings in person or by consent.



                                  Page 9 of 17
                                     10-KSB

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2004.

Item 10.  EXECUTIVE COMPENSATION.
          -----------------------

     (a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2004 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                              Annual Compensation                         Awards          Payouts
                              -------------------                         ------          -------
                                                        Other
Name and                                               Annual     Restricted               LTIP     All Other
 Principal   Fiscal         Salary                    Compensa-      Stock       Options  Payouts   Compensa-
Position      Year          ($)(1)        Bonus         tion       Awards($)       (#)      ($)     tion($)(2)
--------      ----          ------        -----         ----       ---------       ---      ---    ----------
Gregory Pusey,
President     2004          60,000         -0-           -0-          -0-          -0-      -0-       7,761
              2003          60,000         -0-           -0-          -0-          -0-      -0-       7,725
              2002          60,000         -0-           -0-          -0-          -0-      -0-       5,207


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

1999 STOCK OPTION PLAN. The Company's 1999 Stock Option Plan, as amended, had a maximum of 60,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares was not to be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders was not less than 110% of the fair market value of common stock on the date of grant. The exercise term did not exceed ten years from the date of the grant. All of the outstanding options expired on April 15, 2004.




                                  Page 10 of 17
                                     10-KSB

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

The 2001 Plan as adopted and subsequently amended authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. There are currently outstanding options to purchase up to 390,000 shares. Of these options 240,000 were granted in October 2001 and 150,000 were granted in November 2001. Options to purchase 40,000 shares were granted to each of John H. Altshuler and Scott L. Menefee, directors of the Company, options to purchase up to 100,000 shares were granted to each of Gregory Pusey, President and Director of the Company and Jeffrey G. McGonegal, Senior Vice-President of Finance, Secretary and Director of the Company and options to purchase 150,000 shares were granted to Thomas Weinberger, a part-time employee of the Company. The options granted to Dr. Altshuler were forfeited upon his death in 2004. Options granted to Messrs. Menefee and McGonegal are exercisable at $.47 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Weinberger are exercisable at $.375 per share, the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant. All of the options are exercisable for a four-year term. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued.


                                  Page 11 of 17
                                     10-KSB

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

(b)  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
     -----------------------------------------------------------------------
     OPTION/SAR VALUES
     -----------------

                             Shares          Number of Shares           Value of Unexercised
                            Received        Underlying Unexer-              In-The-Money
     Name                 Upon exercise        cised Options         Options at 6/30/04 ($) (1)
     ----                 -------------        -------------         --------------------------
     Gregory Pusey             -0-                 100,000                       -0-
     Scott Menefee             -0-                  40,000                       -0-
     Jeff McGonegal            -0-                 100,000                       -0-
     Thomas Weinberger         -0-                 150,000                       -0-

     (1) Calculated based on the bid price of the Company's common stock on that date.


(c)  EQUITY COMPENSATION PLAN INFORMATION
     ------------------------------------

     The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of September 27, 2004. We have options outstanding under our 2001 Plan.



                                  Page 12 of 17
                                     10-KSB

                                                                            (c) Number of
                                                                             Securities
                                                                              Remaining
                                                                            Available for
                                 (a) Number of          (b) Weighted       Future Issuance
                                Securities to be      Average Exercise      Under Equity
                              Issued Upon Exercise        Price of       Compensation Plans
                                 of Outstanding         Outstanding          (Excluding
                             Options, Warrants and   Options, Warrants       Securities       (d) Total of Securities
                                     Rights              and Rights         Reflected in        Reflected in Columns
                                     ------                  ------
       Plan Category                                                         Column (a))            (a) and (c)
       -------------                                                         -----------            -----------
Equity Compensation Plans         390,000                 $.44628               110,000                 500,000
Approved by Shareholders


Equity Compensation Plans            None                    --                      --                      --
Not Approved  by
Shareholders



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The following table sets forth ownership as of September 27, 2004 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                           Number of                Percent of
Beneficial Owner                            Shares                     Class
----------------                            ------                     -----
Scott Menefee                               70,000                     2.0%
971 Garfield Street
Denver, CO 80206 (1)

Gregory Pusey                              1,708,418                   50.0%
106 S. University Blvd. #14
Denver, CO 80209 (2)

Jeffrey G. McGonegal                        100,000                    2.9%
1905 W. Valley Vista Drive
Castle Rock, CO 80109 (3)

All officers and directors as a            1,878,418                   54.9%
group (3 persons) (1) (2) (3)




                                  Page 13 of 17
                                     10-KSB

Cede & Co.                                  449,401                    13.1%
PO Box 222
New York, NY 10274

E. Jeffrey Peierls                          302,224                    8.8%
73 S. Holman Way
Golden, CO 80401 (4)

Brian Peierls                               219,011                    6.4%
7808 Harvestman Cove
Austin, TX  78731 (5)

     (1) Includes options that are currently exercisable to purchase 40,000 shares that have been granted under the 2001 Plan.

     (2) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 99,811 shares owned by Mrs. Pusey, individually or as custodian for their minor children. Includes options that are currently exercisable to purchase 100,000 shares that have been granted under the 2001 Plan.

     (3) Includes options that are currently exercisable to purchase 100,000 shares that have been granted under the 2001 Plan.

     (4) Does not include 219,011 shares held of record by Brian E. Peierls. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

     (5) Does not Include 302,224 shares held of record by E. Jeffrey Peierls.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $750 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party. In addition, the Company provides a car for Gregory Pusey.

During January 2002 the Company loaned $250,000 to Advanced Nutraceuticals, Inc. ("ANI"). In August 2002, by mutual agreement of the parties, the $250,000 note balance and interest accrued to that time were converted into 475,118 shares of ANI common stock. ANI also issued a warrant to the Company in August 2002, pursuant to which the Company could acquire 50,000 shares of ANI common stock at $1.00 per share and in June 2004 this warrant was exercised on a "cashless" basis into 40,384 shares of ANI common stock. The Company's president is also the president of ANI and the Company's Chief Financial Officer is the Senior-Vice President of ANI. The Company also owns 194,926 shares of ANI common stock that it acquired through open-market purchases at then prevailing market prices.


                                  Page 14 of 17
                                     10-KSB

In December 2001, the Company finalized an agreement to acquire securities of AspenBio, Inc. for $600,000. The Company received 1,000,000 shares (which at that time constituted approximately 11% of the outstanding Common Stock of AspenBio) and 330,000 warrants to purchase AspenBio Common Stock exercisable at $1.00 per share to January 1, 2001. At the Company's direction, directors, officers and consultants of the Company received an aggregate of 530,000 warrants to purchase AspenBio Common Stock with the same terms. The officers and directors that received warrants to purchase shares of AspenBio Common Stock were as follows: John H. Altshuler, 10,000 shares; Jeff McGonegal, 60,000 shares; Scott Menefee, 10,000 shares; and Gregory Pusey, 150,000 shares. In September 2002, the Company, made a distribution to its shareholders of 496,296 shares of AspenBio Common Stock. The distribution was made on a pro rata basis, and the officers and directors received AspenBio Common Stock in proportion to their ownership of the Company's Common Stock.

As described in Item 1(a), the Company has made various loans to A4S Technologies, Inc. ("A4S") during the period from December 2002 through August 2004. The Company currently holds convertible notes from A4S in the aggregate principal amount of $432,297, 135,870 shares of A4S common stock which it received in a note conversion and warrants to purchase an aggregate of 341,318 shares of A4S common stock. Gregory Pusey became a member of the Board of Directors of A4S in January 2003 in connection with the Company's initial loan to A4S. Mr. Pusey also serves as the agent for the various purchasers pursuant to agreements made in connection with the A4S loans. Mr. Pusey and members of his family currently hold convertible notes made by A4S in the aggregate principal amount of $118,428, 50,000 shares of A4S common stock which they received in a note conversion and warrants to purchase an aggregate of 138,468 shares of A4S common stock. Jeffrey G. McGonegal currently holds convertible notes made by A4S in the aggregate principal amount of $14,000 and warrants to purchase an aggregate of 20,000 shares of A4S common stock. Messrs. Pusey (and members of his family) and McGonegal purchased their A4S securities under the same terms and conditions as the Company.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  EXHIBITS.

          The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

     (b)  REPORTS ON FORM 8-K.

          None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          ---------------------------------------

     (a) Audit Fees. During the fiscal years ended June 30, 2004 and 2003,the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $14,000 and $13,500, respectively.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2004 and 2003 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2004 and 2003.






                                  Page 15 of 17
                                     10-KSB

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

(10)(t)(1)  Allonge dated August 31, 2004 to Promissory Note dated June 30,
            2003.

(10)(u) Promissory note dated October 2, 2003 in the original principal amount of $100,000, made by A4S Technologies, Inc. to the Company and Allonge dated August 31, 2004.

(10)(v) Promissory notes dated February 22, 2004, February 23, 2004 and May 12, 2004 in the aggregate original principal amount of $104,945, made by A4S Technologies, Inc. to the Company and Allonges dated August 31, 2004.

(10)(w) Promissory note dated August 24, 2004 in the original principal amount of $67,352, made by A4S Technologies, Inc. for the Company.

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

                                         CAMBRIDGE HOLDINGS, LTD.

Date: September 28, 2004                 By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 28, 2004                 By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director


Date: September 28, 2004                 By: /s/ Jeffrey G. McGonegal
                                             ------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President-Finance,
                                             Secretary and Director


Date: September 28, 2004                 By: /s/ Scott Menefee
                                             -----------------------
                                             Scott Menefee, Director





                                  Page 17 of 17
                                     10-KSB