Form 10QSB
period 2004-09-30
CAMBRIDGE HOLDINGS LTD
filed 2004-11-09
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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


            Class                             Outstanding at November 5, 2004
Common Stock, $.025 par value                            3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information.................................................3

Balance Sheets as of September 30, 2004 and June 30, 2004......................4

Statements of Operations for the three-month periods ended
September 30, 2004 and 2003....................................................5

Statements of Cash Flows for the three-month periods ended
September 30, 2004 and 2003....................................................6

Notes to Financial Statements................................................7-8

Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................8-10

Controls and Procedures.......................................................10

Part II.  Other Information...................................................10

Signature Page................................................................11











                                  Page 2 of 11
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2004



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

The results for the three months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2004.










                                  Page 3 of 11
                                   Form 10-QSB


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                                  September 30,      June 30,
                                                                       2004            2004
                                                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
  Cash and cash equivalents                                        $    58,059    $   111,766
  Accounts receivable - related party                                      112          7,491
  Investment securities - available for sale, net                    2,656,009      3,943,623
  Accrued interest receivable                                           10,354             --
  Accrued interest receivable - related party                           22,334          8,438
  Deferred tax asset                                                    82,000         82,000
                                                                   -----------    -----------

  Total current assets                                               2,828,868      4,153,318
                                                                   -----------    -----------

  Property and equipment, net                                           19,605         25,295

  Notes receivable                                                     150,000        150,000
  Notes receivable - related party                                     425,034        365,034
  Investments in LLCs                                                  133,053        133,053
                                                                   -----------    -----------

                                                                   $ 3,556,560    $ 4,826,700
                                                                   ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                            $     4,461    $     4,261
                                                                   -----------    -----------

  Total current liabilities                                              4,461          4,261
                                                                   -----------    -----------


Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,029,870 shares issued and outstanding             75,747         75,747
  Additional paid-in capital                                         2,997,292      2,997,292
  Accumulated (deficit)                                               (837,678)      (835,623)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale          1,323,685      2,591,970
     Net unrealized loss on LLCs                                        (6,947)        (6,947)
                                                                   -----------    -----------


Total stockholders' equity                                           3,552,099      4,822,439
                                                                   -----------    -----------

                                                                   $ 3,556,560    $ 4,826,700
                                                                   ===========    ===========




                                  Page 4 of 11
                                   Form 10-QSB



                            Cambridge Holdings, Ltd.
                            Statements of Operations
                                   (Unaudited)



                                                     Three months ended September 30,
                                                     --------------------------------
                                                          2004               2003
                                                          ----               ----
Revenues:
Net realized gains on sales of investment securities   $     9,728      $    48,079
Interest and dividend income                                25,164            2,638
                                                       -----------      -----------
Total revenues                                              34,892           50,717

Expenses:
Operating, general, and administrative                      36,947           36,710
                                                       -----------      -----------

Net income (loss)                                      $    (2,055)     $    14,007
                                                       -----------      -----------

Other comprehensive (loss), net of income tax-
Unrealized holding (losses)                             (1,268,285)        (267,328)
                                                       -----------      -----------

Comprehensive (Loss)                                   $(1,270,340)     $  (253,321)
                                                       ===========      ===========

Basic and diluted income (loss)
  per common share:                                           $nil             $nil
                                                       ===========      ===========

Weighted average number of common shares outstanding     3,029,870        3,029,870
                                                       ===========      ===========






                                  Page 5 of 11
                                   Form 10-QSB


                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)


                                                       Three months ended September 30,
                                                       --------------------------------
                                                             2004              2003
                                                             ----              ----
Operating Activities:
Net income (loss)                                        $  (2,055)         $  14,007
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
  Depreciation and amortization                              5,691              5,691
  Realized (gains) on sales of marketable securities        (9,728)           (48,079)
  Interest earned on investment securities                    (206)            (2,525)
  Changes in operating assets and liabilities:
     Accrued interest and other receivables                (16,871)                --
     Accounts payable and accrued expenses                     200              3,280


--------------------------------------------------------------------------------------
Net cash (used in) operating activities                    (22,969)           (27,626)

--------------------------------------------------------------------------------------


Investing activities:
Purchase of marketable securities                          (69,587)          (139,646)
Proceeds from sales of marketable securities                41,598            180,517
Proceeds from sales of investment securities                57,251                 --
Additions to note receivable                                    --            (40,000)
Additions to note receivable - related party               (60,000)                --

--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        (30,738)               871

--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
Financing activities:                                           --                 --

--------------------------------------------------------------------------------------
Net cash provided by financing activities                       --                 --

--------------------------------------------------------------------------------------


(Decrease) in cash and cash equivalents                    (53,707)           (26,755)
Cash and cash equivalents, beginning of period             111,766            205,267

--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $  58,059          $ 178,512

======================================================================================






                                  Page 6 of 11
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements



Note 1 - Convertible Note Investments

In January 2002, the Company received a 7% convertible $250,000 note due in one year from Advanced Nutraceuticals, Inc. ("ANI"). ANI also issued a warrant to the Company pursuant to which the Company could acquire 50,000 shares of ANI common stock at $1 per share through June 2004. During August 2002, under an amended agreement, all of the principal of the $250,000 note plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is a director of both companies. During June 2004, the warrant for 50,000 shares was converted into 40,384 common shares of ANI on a "cashless" exercise basis.

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

In June 2003, the Company loaned $160,000 to A4S and received a 6% note due December 31, 2005 which is convertible into A4S common stock at $.10 per share. The Company loaned an additional $100,000 to A4S in September 2003 under a 6% note, due December 31, 2005. The note is convertible into A4S common stock at $.09 per share. In connection with this loan, the Company purchased for $100 a warrant to purchase up to 100,000 shares of A4S common stock at $.09 per share through September 30, 2007. All of the aforesaid transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

In the period from January to August 2004, the Company loaned A4S a total of $165,000, in various increments. The notes bear interest at 6%, are due December 31, 2005 and are convertible into A4S common stock at $.035 per share. In connection with these loans, the Company received warrants to purchase up to 210,068 shares of A4S common stock at $.035 per share. In August 2004, the Company exercised these warrants and acquired 210,068 shares of A4S for a total cost of $7,352. Accrued interest of approximately $22,300 was recorded at September 30, 2004 on outstanding notes receivable.

Note 2 - Common Stock Investment

In December 2001, the Company acquired securities of AspenBio, Inc. ("AspenBio") for $600,000. The Company received 1,000,000 common shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 330,000 warrants to purchase AspenBio common stock exercisable at $1 per share expiring January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms. In September 2002, the Company completed a distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.



                                  Page 7 of 11
                                   Form 10-QSB

In July 2002, the Company agreed to guarantee up to $200,000 of a bank loan AspenBio secured for purposes of constructing a new facility. In connection with the guarantee, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2005. In July 2003, the construction loan that the Company guaranteed was paid off and replaced by a permanent mortgage thereby terminating the guarantee with no amounts having been paid.

In July and September of 2003, the Company made two separate loans to AspenBio of $20,000 each. These loans were repaid in December 2003 with interest.

Note 3 - Recent Accounting Pronouncements

Variable Interest Entities - Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and in December 2003, FIN 46 was revised. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Financial Instruments - In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the Company fiscal quarter commencing July 1, 2003. The Company has adopted the applicable provisions of SFAS No. 150, however, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on the Company's operations or financial condition.


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


                                  Page 8 of 11
                                   Form 10-QSB

Liquidity and Capital Resources
-------------------------------

At September 30, 2004, the Company had cash and cash equivalents of $58,000 and working capital of $2,824,400. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its evaluation of potential business opportunities, the Company considers the potential effect on its liquidity.

For the three-month period ended September 30, 2004 operating activities used cash of $23,000. Gains realized on the sale of marketable securities were $9,700. An increase in accrued interest receivable used cash of $16,900.

Cash provided by investing activities was $30,700 during the three-month period ended September 30, 2004. The Company used $69,600 to purchase marketable securities. Proceeds from sales of marketable and investment securities provided $98,800. Additions to notes receivable - related party were $60,000 in the three-month period.

There were no financing activities during the three-month periods ended September 30, 2004 or 2003.

Comprehensive Income (Loss)
---------------------------

For the three-month periods ended September 30, 2004 and 2003, other comprehensive (loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Three Month Period Ended September 30, 2004 compared to Three Month Period Ended
--------------------------------------------------------------------------------
September 30, 2003
------------------

The Company's revenues for the three-month period ended September 30, 2004 totaled approximately $34,900 consisting of interest on temporary cash on hand, other money market instruments and notes receivable of $25,200 and realized gains of sales of investment securities of $9,700. The Company's revenues for the three-month period ended September 30, 2003 totaled approximately $50,700 consisting of interest on temporary cash on hand and other money market instruments of $2,600 and realized gains of sales of investment securities of $48,000.

During the three-month periods ended September 30, 2004 and September 30, 2003, the Company incurred operating, general and administrative costs of approximately $37,000 and $36,700, respectively. The Company had a net loss for the three-month period ended September 30, 2004 of approximately $2,100 as compared with net income of $14,000 for the three-month period ended September 30, 2003.


                                  Page 9 of 11
                                   Form 10-QSB

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

(b)  Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          Part II. Other Information

Item 2. Unregistered Sales of Securities and Use of Proceeds

     (a) On September 29, 2004, the Company issued the following options to purchase shares of its common stock pursuant to its 2001 Stock Incentive Plan, as amended:

Name                      Options
----                      -------

Gregory Pusey              75,000
Jeffrey G. McGonegal       75,000
Scott Menefee              50,000

The options issued to Mr. Pusey are exercisable at $.385 per share, vest on the date that is six months following the date of grant and terminate, if not exercised, five years from the date of grant. The options issued to Messrs. McGonegal and Menefee are exercisable at $.35 per share, vest on the date that is six months following the date of grant and terminate, if not exercised, 10 years from the date of grant. All options are subject to the terms and conditions of the Company's 2001 Stock Incentive Plan, as amended.


Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits 31.1, 31.2 and 32 are furnished.






                                  Page 10 of 11
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2004



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAMBRIDGE HOLDINGS, LTD.



November 9, 2004                      By:   /s/ Gregory Pusey
                                            -----------------------------------
                                            Gregory Pusey
                                            President, Treasurer and Director


November 9, 2004                      By:   /s/ Jeffrey G. McGonegal
                                            -----------------------------------
                                            Jeffrey G. McGonegal
                                            Senior Vice President-Finance and
                                            Chief Financial Officer













                                 Page 11 of 11
                                  Form 10-QSB