Form 10QSB
period 2004-12-31
CAMBRIDGE HOLDINGS LTD
filed 2005-02-14
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2004

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


                Class                        Outstanding at February 10, 2005
    Common Stock, $.025 par value                        3,029,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information................................................3

Balance Sheets as of December 31, 2004 and June 30, 2004......................4

Statements of Operations and Comprehensive income (loss) for the three-month and six-month periods ended December 31, 2004 and 2003........5

Statements of Cash Flows for the six-month periods ended December 31,
2004 and 2003.................................................................6

Notes to Financial Statements...............................................7-9

Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................9-10

Controls and Procedures......................................................10

Part II.  Other Information..................................................10

Signature Page...............................................................11

















                                  Page 2 of 11
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2004



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

The results for the six months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2004.





                                  Page 3 of 11
                                  Form 10-QSB


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                               December 31,      June 30,
                                                                   2004            2004
                                                                (Unaudited)

                                     Assets
                                     ------

Current assets:
  Cash and cash equivalents                                    $    46,440    $   111,766
  Accounts receivable - related party                                3,456          7,491
  Investment securities available for sale, net                  3,502,464      3,943,623
  Accrued interest receivable                                       12,245             --
  Accrued interest receivable - related party                       28,761          8,438
  Deferred tax asset                                                82,000         82,000
                                                               -----------    -----------

  Total current assets                                           3,675,366      4,153,318
                                                               -----------    -----------

  Property and equipment, net                                          666         25,295

  Notes receivable                                                 150,000        150,000
  Notes receivable - related party                                 425,034        365,034
  Investments in LLCs                                               68,053        133,053
                                                               -----------    -----------

                                                               $ 4,319,119    $ 4,826,700
                                                               ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
  Accounts payable and accrued expenses                        $     5,216    $     4,261
                                                               -----------    -----------


  Total current liabilities                                          5,216          4,261
                                                               -----------    -----------



Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,029,870 shares issued and outstanding         75,747         75,747
  Additional paid-in capital                                     2,997,292      2,997,292
  Accumulated (deficit)                                           (923,720)      (835,623)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale      2,171,531      2,591,970
     Net unrealized loss on LLCs                                    (6,947)        (6,947)
                                                               -----------    -----------


Total stockholders' equity                                       4,313,903      4,822,439
                                                               -----------    -----------


                                                               $ 4,319,119    $ 4,826,700
                                                               ===========    ===========



                                  Page 4 of 11
                                  Form 10-QSB



                            Cambridge Holdings, Ltd.
            Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                         Three months ended             Six months ended
                                             December 31,                  December 31,
                                        2004             2003         2004            2003
                                        ----             ----         ----            ----
Revenues:
Net realized gains on sales of
   investment securities             $     4,569    $     6,819    $    14,297    $    54,898
Loss on LLC Investment                   (65,000)            --        (65,000)            --
Interest and dividend income               8,389          3,320         33,552          5,958
Gain on Asset Disposal                    15,044             --         15,044             --
                                     -----------    -----------    -----------    -----------


Total revenues                           (36,998)        10,139         (2,107)        60,856
                                     -----------    -----------    -----------    -----------

Expenses:
Operating, general and
administrative                            49,043         47,960         85,990         84,670
                                     -----------    -----------    -----------    -----------



Total expenses                            49,043         47,960         85,990         84,670
                                     -----------    -----------    -----------    -----------



Net (loss)                           $   (86,041)   $   (37,821)   $   (88,097)   $   (23,814)

Other comprehensive income (loss),
net of income tax:
Unrealized holding gains (losses)        847,846        (27,649)      (420,439)      (294,977)
                                     -----------    -----------    -----------    -----------


Comprehensive income (loss)          $   761,805    $   (65,470)   $  (508,536)   $  (318,791)
                                     ===========    ===========    ===========    ===========

Basic and diluted (loss)
per common share:                    $      (.03)   $      (.01)   $      (.03)   $      (.01)
                                     ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding                     3,029,870      3,029,870      3,029,870      3,029,870
=============================================================================================







                                  Page 5 of 11
                                  Form 10-QSB


                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                        Six months ended December 31,
                                                           2004              2003
                                                           ----              ----
Operating Activities:
Net (loss)                                             $ (88,097)         $ (23,814)
Adjustments to reconcile net (loss) to cash provided
by (used in) operating activities:
  Depreciation and amortization                            5,751             11,382
  Realized (gains) on sales of marketable securities     (14,297)           (54,898)
  Realized (gains) on sales of fixed assets              (14,395)                --
  Realized loss on LLC investment                         65,000                 --
  Interest earned on investment securities                  (206)            (4,091)
     Changes in operating assets and liabilities:
     Accrued interest and other receivables              (28,532)                --
     Accounts payable and accrued expenses                   955              3,282
                                                         -------            -------


Net cash (used in) operating activities                  (73,821)           (68,139)
                                                         -------            -------

Investing activities:
Purchase of marketable securities                        (77,796)           (69,665)
Proceeds from sales of marketable securities              55,768            102,164
Proceeds from sales of investment securities              57,251            130,010
Additions to note receivable                                  --           (140,000)
Collection of notes receivable                            10,000             40,000
Additions to note receivable-related party               (70,000)                --
Proceeds from sales of fixed assets                       34,000                 --
Purchase of fixed assets                                    (728)                --
                                                         -------            -------

Net cash provided by investing activities                  8,495             62,509
                                                         -------            -------


Financing activities:                                         --                 --
                                                         -------            -------

Net cash provided by financing activities                     --                 --
                                                         -------            -------


(Decrease) in cash and cash equivalents                  (65,326)            (5,630)
Cash and cash equivalents, beginning of period           111,766            205,267

                                                       ---------          ---------

Cash and cash equivalents, end of period               $  46,440          $ 199,637
                                                       =========          =========






                                  Page 6 of 14
                                  Form 10-QSB

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

In December 2002, the Company loaned $125,000 to A4S Technologies, Inc. ("A4S") and received an 8% note for $125,000 due in one year convertible into A4S common stock at $.92 per share. This note was converted into 135,870 shares of A4S common stock in June 2003. A4S is a privately-held company which markets audio and video streaming applications for surveillance activities. The Company also received a warrant to purchase up to 31,250 shares of A4S common stock at $1.00 per share through December 31, 2006. In connection with this transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors and recently became the Chairman.

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

In the period from January to August 2004, the Company loaned A4S a total of $165,000, in various increments. The notes bear interest at 6%, are due December 31, 2005 and are convertible into A4S common stock at $.035 per share. In connection with these loans, the Company received warrants to purchase up to 210,068 shares of A4S common stock at $.035 per share. In August 2004, the Company exercised these warrants and acquired 210,068 shares of A4S for a total cost of $7,352. Accrued interest of approximately $28,800 was recorded at December 31, 2004 on outstanding notes receivable.


Note 2 - Common Stock Investment

In December 2001, the Company acquired securities of AspenBio, Inc. ("AspenBio") for $600,000. The Company received 1,000,000 common shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 310,000 warrants to purchase AspenBio common stock exercisable at $1 per share expiring January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 550,000 warrants to purchase AspenBio common stock with the same terms. In September 2002, the Company completed a distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.


                                  Page 7 of 14
                                  Form 10-QSB

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

In July and September of 2003, the Company made two separate loans to AspenBio of $20,000 each. These loans were repaid in December 2003 with interest. In July 2004 an additional $10,000 was loaned to AspenBio that was repaid later in July with interest. During August 2004 the Company invested $25,000 in a private offering by AspenBio, whereby the Company received 28,571 shares of AspenBio common stock and a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009.

In January and March 2004, the Company invested $65,000 for a special limited partnership interest in Six-Thirty-Three, LLC. The Company was entitled to 10% of the total gross monthly revenues generated by Six-Thirty-Three, LLC from its business activities. In December 2004 the Company determined that the investment was worthless and was written off with no revenue having been generated by the LLC.


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

                                  Page 8 of 11
                                  Form 10-QSB

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

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had cash and cash equivalents of $46,400 and working capital of $3,670,200. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its evaluation of potential business opportunities, the Company considers the potential effect on its liquidity.

For the six-month period ended December 31, 2004 operating activities used cash of $73,800. Gains realized on the sale of marketable securities were $14,300. An increase in accrued interest receivable used cash of $28,500.

Cash provided by investing activities was $8,500 during the six-month period ended December 31, 2004. The Company used $77,800 to purchase marketable securities. Proceeds from sales of marketable and investment securities provided $113,000. Additions to notes receivable - related party were $70,000 in the six-month period and one note receivable was collected for $10,000. Proceeds from the sale of fixed assets were $34,000.

There were no financing activities during the six-month periods ended December 31, 2004 or 2003.

Comprehensive Income (Loss)
---------------------------

For the six-month periods ended December 31, 2004 and 2003, other comprehensive
(loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------


                                  Page 9 of 11
                                  Form 10-QSB

Six-Month Period Ended December 31, 2004 compared to Six-Month Period Ended December 31, 2003
---------------------------------------------------------------------------

The Company's revenues for the six-month period ended December 31, 2004 totaled approximately $62,900 consisting of interest on temporary cash on hand, other money market instruments and notes receivable of $33,600, realized gains of sales of investment securities of $14,300 and gains on the sale of fixed assets of $15,000. Revenues were offset by the loss recorded on an LLC investment of $65,000 that was determined to be worthless in December 2004. The Company's revenues for the six-month period ended December 31, 2003 totaled approximately $60,900 consisting of interest on temporary cash on hand and other money market instruments of $6,000 and realized gains of sales of investment securities of $54,900.

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



                                 Page 10 of 11
                                  Form 10-QSB

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits 31.1, 31.2 and 32 are furnished.


                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2004



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CAMBRIDGE HOLDINGS, LTD.



February 14, 2005                     By:   /s/ Gregory Pusey
                                            ---------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director


February 14, 2005                     By:   /s/ Jeffrey G. McGonegal
                                            ---------------------------------
                                      Jeffrey G. McGonegal
                                      Senior Vice President-Finance and
                                      Chief Financial Officer and Director





                                 Page 11 of 11
                                  Form 10-QSB