Form 10QSB
period 2005-03-31
CAMBRIDGE HOLDINGS LTD
filed 2005-05-16
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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


         106 S. University Blvd., #14
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
                                                             Yes  [X]   No [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


                 Class                           Outstanding at May 10, 2005
     Common Stock, $.025 par value                        3,179,870

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information................................................3

Balance Sheets as of March 31, 2005 and June 30, 2004.........................4

Statements of Operations and Comprehensive Income (Loss) for the three-month and nine-month periods ended March 31, 2005 and 2004..........................5

Statements of Cash Flows for the nine-month periods ended March 31,
2005 and 2004.................................................................6

Notes to Financial Statements...............................................7-9

Management's Discussion and Analysis ......................................9-10

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

                                 March 31, 2005



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

The results for the nine months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2004.




                                  Page 3 of 11
                                  Form 10-QSB


                            Cambridge Holdings, Ltd.
                                 Balance Sheets

                                                                           March 31,        June 30,
                                                                              2005           2004
                                                                           (Unaudited)
                                     Assets                               ------------   -----------
                                     ------
Current assets:
  Cash and cash equivalents                                               $   116,554    $   111,766
  Accounts receivable - related party                                             601          7,491
  Investment securities available for sale, net                             2,435,619      3,818,328
  Investment securities at cost                                               132,647        125,295
  Accrued interest receivable                                                  14,075             --
  Accrued interest receivable - related party                                  34,776          8,438
  Prepaid assets                                                               22,130             --
  Deferred tax asset                                                           82,000         82,000
                                                                          -----------    -----------

  Total current assets                                                      2,838,402      4,153,318
                                                                          -----------    -----------

  Property and equipment, net                                                     607         25,295

  Notes receivable                                                            150,000        150,000
  Notes receivable - related party                                            425,034        365,034
  Investments in LLCs                                                          67,391        133,053
                                                                          -----------    -----------

                                                                          $ 3,481,434    $ 4,826,700
                                                                          ===========    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                   $     5,509    $     4,261
                                                                          -----------    -----------

  Total current liabilities                                                     5,509          4,261
                                                                          -----------    -----------

Stockholders' equity:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,179,870 and 3,029,870 shares
       issued and outstanding                                                  79,497         75,747
  Additional paid-in capital                                                3,048,667      2,997,292
  Accumulated (deficit)                                                    (1,478,674)      (835,623)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale                 1,834,044      2,591,970
     Net unrealized loss on LLCs                                               (7,609)        (6,947)
                                                                          -----------    -----------


  Total stockholders' equity                                                3,475,925      4,822,439
                                                                          -----------    -----------


                                                                          $ 3,481,434    $ 4,826,700
                                                                          ===========    ===========

       See Accompanying Notes to Unaudited Condensed Financial Statements


                                  Page 4 of 11
                                  Form 10-QSB


                            Cambridge Holdings, Ltd.
            Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                              Three months ended            Nine months ended
                                                   March 31,                    March 31,
                                              2005          2004           2005           2004
                                              ----          ----           ----           ----
Revenues:
Net realized gains (losses) on sales of
   investment securities                  $   (51,371)   $     7,227    $   (37,074)   $    62,126
Gain/(loss) on LLC investment                      --             --        (65,000)            --
Interest and dividend income                    7,954          1,030         41,506          6,988
Gain on asset disposal                             --             --         15,044             --
                                          -----------    -----------    -----------    -----------


Total revenues, net                           (43,417)         8,257        (45,524)        69,114
                                          -----------    -----------    -----------    -----------

Expenses:
Operating, general and administrative          36,537         34,284        122,527        118,955
                                          -----------    -----------    -----------    -----------

Total expenses                                 36,537         34,284        122,527        118,955
                                          -----------    -----------    -----------    -----------


Net (loss)                                $   (79,954)   $   (26,027)   $  (168,051)   $   (49,841)

Other comprehensive income (loss),
net of income tax:
Unrealized holding gains (losses)            (337,487)       501,348       (757,926)       206,371
                                          -----------    -----------    -----------    -----------


Comprehensive income (loss)               $  (417,441)   $  (475,321)   $  (925,977)   $   156,530
                                          ===========    ===========    ===========    ===========

Basic and diluted (loss)
per common share:                         $      (.03)   $      (.01)   $      (.06)   $      (.02)
                                          ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding                          3,043,203      3,029,870      3,034,250      3,029,870

==================================================================================================



       See Accompanying Notes to Unaudited Condensed Financial Statements


                                  Page 5 of 11
                                  Form 10-QSB


                            Cambridge Holdings, Ltd.
                      Statements of Cash Flows (Unaudited)

                                                              Nine months ended March 31,
                                                              --------------------------
                                                                  2005         2004
                                                                  ----         ----
 Operating Activities:
 Net (loss)                                                    $(168,051)   $ (49,841)
 Adjustments to reconcile net (loss) to cash provided
 by (used in) operating activities:
   Depreciation and amortization                                   5,811       17,072
   Realized (gains) losses on sales of marketable securities      37,074      (62,126)
   Realized (gains) on sales of fixed assets                     (14,395)          --
   Realized loss on LLC investment                                65,000           --
   Interest earned on investment securities                         (206)      (5,047)
      Changes in operating assets and liabilities:
      Accrued interest and other receivables                     (40,414)          --
      Prepaids and other                                         (15,240)      (1,269)
      Accounts payable and accrued expenses                        1,248          900

-------------------------------------------------------------------------------------
Net cash (used in) operating activities                         (129,173)    (100,311)

-------------------------------------------------------------------------------------
Investing activities:
 Purchase of marketable securities                              (119,081)    (145,210)
 Proceeds from sales of marketable securities                    167,394      169,382
 Proceeds from sales of investment securities                     57,251      246,770
 Additions to notes receivable                                        --     (220,000)
 Collections of notes receivable                                  10,000       40,000
 Additions to note receivable-related party                      (70,000)          --
 Purchase of LLC investments                                          --      (65,000)
 Proceeds from sales of fixed assets                              34,000           --
 Purchase of fixed assets                                           (728)          --
-------------------------------------------------------------------------------------

 Net cash provided by investing activities                        78,836       25,942
-------------------------------------------------------------------------------------

 Financing activities:
 Proceeds from exercise of stock options                          55,125           --
-------------------------------------------------------------------------------------

 Net cash provided by financing activities                        55,125           --
-------------------------------------------------------------------------------------


 Increase (decrease) in cash and cash equivalents                  4,788      (74,369)
 Cash and cash equivalents, beginning of period                  111,766      205,267
-------------------------------------------------------------------------------------


 Cash and cash equivalents, end of period                      $ 116,554    $ 130,898
=====================================================================================


       See Accompanying Notes to Unaudited Condensed Financial Statements


                                  Page 6 of 11
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Convertible Note Investments

In January 2002, the Company received a 7% convertible $250,000 note from Advanced Nutraceuticals, Inc. ("ANI"). ANI also issued a warrant to the Company pursuant to which the Company could acquire 50,000 shares of ANI common stock at $1 per share. During August 2002, under an amended agreement, all of the principal of the $250,000 note plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is also a director of ANI. During June 2004, the warrant for 50,000 shares was converted into 40,384 common shares of ANI on a "cashless" exercise basis.

In December 2002, the Company loaned $125,000 to A4S Technologies, Inc. ("A4S") and received an 8% note for $125,000 convertible into A4S common stock at $.92 per share. This note was converted into 135,870 shares of A4S common stock in June 2003. A4S is a privately-held company which markets audio and video streaming applications for surveillance activities. The Company also received a warrant to purchase up to 31,250 shares of A4S common stock at $1.00 per share exercisable through December 31, 2006. In connection with this transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman.

In June 2003, $160,000, in September 2003 an additional $100,000 and in the period from January to August 2004, an additional $165,000 was loaned by the Company to A4S for 6% notes due December 31, 2006 which are convertible into A4S common stock at $.10, $.09 and $.035 per share, respectively. In connection with certain of these loans, the Company purchased warrants to purchase up to 100,000 shares of A4S common stock at $.09 per share and 210,068 shares at $.035 per share exercisable through September 30, 2007. In August 2004, the Company exercised the $.035 warrants and acquired 210,068 shares of A4S for a total cost of $7,352. Accrued interest of approximately $34,800 was recorded at March 31, 2005 on the outstanding A4S notes receivable.



Note 2 - Common Stock and Other Investments

In December 2001, the Company acquired securities of AspenBio, Inc. ("AspenBio") for $600,000. The Company received 1,000,000 common shares (which constituted at that time approximately 11% of the outstanding common stock of AspenBio) and 310,000 warrants to purchase AspenBio common stock exercisable at $1 per share expiring January 1, 2007. In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000.



                                  Page 7 of 11
                                  Form 10-QSB

In connection with a previous bank loan guarantee, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007. In July 2004, the Company loaned $10,000 to AspenBio that was repaid later in July with interest. During August 2004, the Company invested $25,000 in a private offering by AspenBio, whereby the Company received 28,571 shares of AspenBio common stock and a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009.

In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of AspenBio common stock which was all of the shares owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000.

In January and March 2004, the Company invested $65,000 for a special limited partnership interest in Six-Thirty-Three, LLC ("633"). The Company was entitled to 10% of the total gross monthly revenues generated by 633 from its business activities. In December 2004, the Company determined that the investment was worthless and was written off with no revenue having been generated by 633.


Note 3 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

                                  Page 8 of 11
                                  Form 10-QSB

Item 2.   Management's Discussion and Analysis

The information set forth in "Management's Discussion and Analysis" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in "Management's Discussion and Analysis."

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, the Company had cash and cash equivalents of $116,600 and working capital of $2,832,900. The Company believes that its working capital is adequate for its present real estate and other business activities. The Company has no understandings or agreements regarding the possible acquisition of any other particular property or business. Any such future acquisitions or other business arrangements could involve substantial expenditures. Moreover, the Company could incur substantial expenses in connection with the evaluation of business opportunities. In its evaluation of potential business opportunities, the Company considers the potential effect on its liquidity.

For the nine-month period ended March 31, 2005 operating activities used cash of $129,200. Losses realized on the sale of marketable securities were $37,100. Increases in accrued interest receivable and prepaid assets used cash of $40,400 and $15,200, respectively.

Cash provided by investing activities was $78,800 during the nine-month period ended March 31, 2005. The Company used $119,100 to purchase marketable securities. Proceeds from sales of marketable and investment securities provided $224,600. Additions to notes receivable - related party were $70,000 in the nine-month period and one note receivable was collected for $10,000. Proceeds from the sale of fixed assets were $34,000.

Financing activities during the nine-month period ended March 31, 2005 provided cash of $55,100 from the exercise of stock options.

In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of AspenBio common stock which was all of the shares owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000.


Comprehensive Income (Loss)
---------------------------

For the three-month and nine-month periods ended March 31, 2005 and 2004, other comprehensive (loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale and unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.



                                  Page 9 of 11
                                  Form 10-QSB

Results of Operations
---------------------

Three-month Period Ended March 31, 2005 compared to Three-month Period Ended March 31, 2004

The Company's revenues for the three-month period ended March 31, 2005 totaled approximately $8,000 consisting of interest and dividend income. Revenues were offset by the net realized losses on sales of investment securities of $51,400. The Company's revenues for the three-month period ended March 31, 2004 totaled approximately $8,300 consisting of interest and dividend income of $1,000 and realized gains of sales of investment securities of $7,300.

Nine-month Period Ended March 31, 2005 compared to Nine-month Period Ended March 31, 2004

The Company's revenues for the nine-month period ended March 31, 2005 totaled approximately $56,600 consisting of interest on temporary cash on hand, other money market instruments and notes receivable of $41,500 and a gain on the sale of fixed assets of $15,000. Revenues were offset by the loss recorded on an LLC investment of $65,000 that was determined to be worthless in December 2004 and by net realized losses on sales of investment securities of $37,100. The Company's revenues for the nine-month period ended March 31, 2004 totaled approximately $69,100 consisting of interest on temporary cash on hand and other money market instruments of $7,000 and realized gains of sales of investment securities of $62,100.

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the Evaluation Date") within 90 days prior to the filing of this report. Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

(b)      Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II. Other Information

Item 2. Unregistered Sales of Securities and Use of Proceeds

     (a) In 2004 the Company issued the following options to purchase shares of its common stock pursuant to its 2001 Stock Incentive Plan, as amended:

Name                       Options       Exercise price
----                       --------      --------------

Gregory Pusey              75,000           $ 0.385
Jeffrey G. McGonegal       75,000           $  0.35
Scott Menefee              50,000           $  0.35

In March 2005, the options issued to Mr. Pusey and Mr. McGonegal were exercised generating total proceeds to the Company of $55,100.




                                  Page 10 of 11
                                  Form 10-QSB

On March 24, 2005, the Board of Directors approved a pro rata distribution of approximately 532,275 shares of AspenBio, Inc. Common Stock. A dividend was recorded in the amount of $475,000 which was the estimated fair value for financial reporting purposes of the stock on that date.


Item 6. - Exhibits

          (a)  Exhibits 31.1, 31.2 and 32 are furnished.




                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2005



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAMBRIDGE HOLDINGS, LTD.


May 16, 2005                             By:         /s/ Gregory Pusey
                                               --------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director


May 16, 2005                             By:           /s/ Jeffrey G. McGonegal
                                               --------------------------------
                                         Jeffrey G. McGonegal
                                         Senior Vice President-Finance,
                                         Chief Financial Officer and Director




                                  Page 11 of 11
                                  Form 10-QSB