Form 10KSB/A
period 2004-06-30
CAMBRIDGE HOLDINGS LTD
filed 2005-06-16
CIK 712757

10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                          FORM 10-KSB \ Amendment No. 1

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


                                Explanatory Note


Cambridge Holdings, Ltd., is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended June 30, 2004 (the "Annual Report") to revise its
Item 6 - Management's Discussion and Analysis disclosures to include a discussion of the Company's Critical Accounting Policies.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of financial statements and the revenues recognized and expenses incurred during the reporting period. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. The Company evaluates the reasonableness of these estimates and assumptions as part of the process of preparing its financial statements based upon a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies follows:

Investments

The Company invests its excess working capital in investments that the Company believes have the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2004 approximately 79% of the Company's assets are included in such investments. The Company classifies its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Since certain of the investments are held in company's whose stock is thinly traded, should large blocks of stock be liquidated in such companies, by us or other stockholders, it could cause a significant change in the market values our the investments. Historically we have not experienced such changes. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. Because we may invest significant amounts in individual investments, the Company has the risk of exposure to losses on its investments for declines in an individual company's value due to performance or other issues, in addition to normal market condition risks. The Company believes that it mitigates certain of these risks by closely monitoring the investee company's performance and plans. The fair value of financial instruments is discussed in more detail in the Notes to Financial Statements included in Item 7 of this report.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the tax law or tax rates change in the future it could impact the available amount of loss carry forwards and \ or the recorded deferred tax amounts. A valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Revenue Recognition

Our revenues are recognized when rental revenues or property sales are complete or upon the completion of sales of securities. Revenues realized on sales of investment securities accounted for approximately 81% and 30% of total revenues during the years ended June 30, 2004 and 2003, respectively. To the extent that we are unable to dispose of our investments, when we make decisions to do so, due to a lack of sufficient buying volume or other market conditions, it could impact our ability to generate revenues, and ultimately impact the value of our investments. The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R), will be effective for Cambridge the quarterly reporting period beginning January 1, 2006. We are evaluating the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted buy this standard. As of June 30, 2004 we have a total of 390,000 options outstanding that are fully vested. Depending upon the number and terms of options that may be granted in future periods and the estimates we make regarding the value and amortization period of the options, the implementation of this standard could have a material impact on our financial position and results of operations.





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

(10)(t) Promissory Note dated June 30, 2003, in the original principal amount of $160,000, made by A4S Technologies, Inc. to the Company filed as Exhibit 10(t) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2004 is incorporated herein by this reference.

(10)(t)(1) Allonge dated August 31, 2004 to Promissory Note dated June 30, 2003 filed as Exhibit 10(t) (1) in the Registrant's Report on
            Form 10-KSB for the year ended June 30, 2004 is incorporated herein by this reference.

(10)(u) Promissory note dated October 2, 2003 in the original principal amount of $100,000, made by A4S Technologies, Inc. to the Company and Allonge dated August 31, 2004 filed as Exhibit 10(u) in the Registrant's Report on Form 10-KSB for the year ended
            June 30, 2004 is incorporated herein by this reference.


(10)(v) Promissory notes dated February 22, 2004, February 23, 2004 and May 12, 2004 in the aggregate original principal amount of $104,945, made by A4S Technologies, Inc. to the Company and Allonges dated August 31, 2004 filed as Exhibit 10(v) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2004 is incorporated herein by this reference.

(10)(w) Promissory note dated August 24, 2004 in the original principal amount of $67,352, made by A4S Technologies, Inc. for the Company Company filed as Exhibit 10(w) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2004 is incorporated herein by this reference.

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

                                         CAMBRIDGE HOLDINGS, LTD.

Date: June 16, 2005                      By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 16, 2005                      By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director


Date: June 16, 2005                      By: /s/ Jeffrey G. McGonegal
                                             ------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President-Finance,
                                             Secretary and Director


Date: June 16, 2005                      By: /s/ Scott Menefee
                                             -----------------------
                                             Scott Menefee, Director





                                  Page 17 of 17
                                     10-KSB