Form 10QSB/A
period 2005-03-31
CAMBRIDGE HOLDINGS LTD
filed 2005-06-16
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                          Form 10-QSB \ Amendment No. 1

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


                                Explanatory Note

Cambridge Holdings, Ltd., is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "Quarterly Report") to revise: (i) its disclosures to include a discussion regarding the status of the Company under the Investment Company Act of 1940 and (ii) to provide additional disclosures in Note 2 to Financial Statements: Common Stock and Other Investments to provide information regarding management's decision to distribute the investment in AspenBio, Inc.

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

In connection with the SEC's regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005.

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in July 2005.






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

In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of AspenBio common stock which was all of the shares owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's Board of Directors made the decision to distribute this investment based upon the following considerations:
1) to reduce the Company's level of investment assets, following the SEC's letter questioning Cambridge's status under the Investment Company Act of 1940, and 2) the Board of Directors did not believe that the market value of the Company's common stock reflected the underlying value of the AspenBio shares and therefore distributing the AspenBio shares would provide the Company's shareholders with greater aggregate value.

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

Note 4 - Subsequent Events

In connection with the SEC's regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005.

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in July 2005.

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

In connection with the SEC's regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005.

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in July 2005.

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


                                         CAMBRIDGE HOLDINGS, LTD.


June 16, 2005                            By:         /s/ Gregory Pusey
                                               --------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director


June 16, 2005                            By:           /s/ Jeffrey G. McGonegal
                                               --------------------------------
                                         Jeffrey G. McGonegal
                                         Senior Vice President-Finance,
                                         Chief Financial Officer and Director




                                  Page 11 of 11
                                  Form 10-QSB