Form 10QSB/A
period 2005-03-31
CAMBRIDGE HOLDINGS LTD
filed 2005-07-29
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                          Form 10-QSB \ Amendment No. 2

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


                                Explanatory Note


Cambridge Holdings, Ltd., is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "Quarterly Report") to expand its disclosures regarding the status of the Company under the Investment Company Act of 1940.

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

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

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

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in later 2005.






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

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

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

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in later 2005.

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

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel and we are now working with the SEC to respond to its question. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

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

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also filed a preliminary information statement with the SEC which informed our shareholders of our plan of liquidation to be approved at a special meeting expected to be held in later 2005.

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


                                         CAMBRIDGE HOLDINGS, LTD.


July 29, 2005                            By:         /s/ Gregory Pusey
                                               --------------------------------
                                         Gregory Pusey
                                         President, Treasurer and Director


July 29, 2005                            By:           /s/ Jeffrey G. McGonegal
                                               --------------------------------
                                         Jeffrey G. McGonegal
                                         Senior Vice President-Finance,
                                         Chief Financial Officer and Director




                                  Page 11 of 11
                                  Form 10-QSB