Form 10KSB/A
period 2004-06-30
CAMBRIDGE HOLDINGS LTD
filed 2005-08-25
CIK 712757

10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                          FORM 10-KSB \ Amendment No. 2

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


                                Explanatory Note


Cambridge Holdings, Ltd., is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended June 30, 2004 (the "Annual Report") to revise its
Item 8A -- Controls and Procedures disclosures.

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

Item 8A.  CONTROLS AND PROCEDURES.
          ------------------------

(a) Evaluation of Disclosure Controls and Procedures.

     In connection with the Securities and Exchange Commission's ("SEC") regular review of the Company's filings under the Securities Exchange Act of 1934, the Company received correspondence from the SEC in February 2005 asking, among other points, whether the Company should be registered as an "investment company" under the Investment Company Act of 1940 (the "Investment Company Act"). Generally, an issuer is deemed to be an investment company subject to registration and reporting under the Investment Company Act if its holdings of "investment securities" exceed 40% of the value of the issuer's total assets, exclusive of government securities, securities issued by majority owned subsidiaries and cash items on an unconsolidated basis.

     Immediately following the Company's receipt of this correspondence from the SEC, the Company consulted with its legal counsel about the Investment Company Act issues raised by the SEC's letter. The Company's counsel recommended that special legal counsel be retained with significant experience related to the Investment Company Act to assist the Company with this issue and such special counsel was immediately engaged.

     Based upon the investigations undertaken by the Company's management and board of directors since February 2005, including work by the Company's legal counsel, the Company determined that it did in fact meet the definition of an investment company as provided in Section 3(a)(1) of the Investment Company Act during certain periods over the last several years and, accordingly, should have been registered and reporting under the Investment Company Act. Further, in connection with these investigations, the Company's board of directors evaluated, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures during the relevant periods. Based upon these investigations and evaluations, the Company concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report. The Company attributes this conclusion to the fact that its controls and procedures did not reveal that the Company qualified as an investment company subject to the registration and reporting requirements of the Investment Company Act.

     In light of these facts, the Company's board of directors unanimously concluded that the best way to maximize shareholder value is to liquidate the assets of the Company for distribution to its shareholders. On June 9, 2005, the Company's plan of liquidation was unanimously approved by the board of directors and the Company filed a preliminary information statement with the SEC notifying the Company's shareholders that the plan of liquidation will be voted upon at a special meeting of the shareholders expected to be held in late 2005.

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

                                         CAMBRIDGE HOLDINGS, LTD.

Date: August 25, 2005                    By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 25, 2005                    By: /s/ Gregory Pusey
                                             ---------------------
                                             Gregory Pusey
                                             President, Treasurer and Director


Date: August 25, 2005                    By: /s/ Jeffrey G. McGonegal
                                             ------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President-Finance,
                                             Secretary and Director


Date: August 25, 2005                    By: /s/ Scott Menefee
                                             -----------------------
                                             Scott Menefee, Director





                                  Page 17 of 17
                                     10-KSB