Form 10KSB
period 2005-06-30
CAMBRIDGE HOLDINGS LTD
filed 2005-10-13
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.    Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues consisted of $49,315 in interest and dividend income offset by $67,251 in realized losses on sales of investment securities and $65,000 loss from LLC's for net revenues for the fiscal year ended June 30, 2005 of $(82,936).

The aggregate market value of the voting stock held by non-affiliates was approximately $924,000 on October 7, 2005.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at October 7, 2005
     Common Stock, $.025 par value                        3,509,877

Transitional Small Business Disclosure Format   Yes     No X



                                     Part I

Item 1.   DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

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

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. We have also mailed an information statement to our shareholders informing them of our plan of liquidation to be approved at a special meeting to be held on November 3, 2005.

In December 2001, the Company acquired 1,000,000 common shares and 310,000 warrants of AspenBio, Inc. ("AspenBio") for $600,000. The 310,000 warrants to purchase AspenBio common stock are exercisable at $1 per share and expire January 1, 2007. During August 2004 the Company invested $25,000 in a private offering by AspenBio, whereby the Company received 28,571 shares of AspenBio common stock and a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009.

In connection with a previous bank loan guarantee, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007.

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's Board of Directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to the Company's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the Board of Directors did not believe that the market value of the shares of the Company reflected the value of the underlying investments and therefore to increase the value to its shareholders, the distribution was approved.

In July and September of 2003, the Company made two separate loans of $20,000, each to AspenBio. These loans were repaid in December 2003 with interest. In July 2004 the Company loaned $10,000 to AspenBio that was repaid later in July 2004 with interest. Gregory Pusey is a director and Jeffrey G. McGonegal is chief financial officer of AspenBio.

In August 2002, under an amended agreement with Advanced Nutraceuticals, Inc. ("ANI"), all of the principal of an outstanding 7% convertible $250,000 note payable plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is also a director of ANI. During June 2004, a warrant for 50,000 shares was converted into 40,384 common shares of ANI on a "cashless" exercise basis.

Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. (formerly, A4S Technologies, Inc.) ("A4S"). A4S which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. Cumulatively, approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable, as of June 30, 2005. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. Following the initial A4S investment, Greg Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman.

In May 2003, the Company loaned $150,000 to Louisiana Land Systems Inc., which loan matures in November 2005 with interest at 5% per annum.

In January and March 2004, the Company invested $65,000 for a special limited partnership interest in Six-Thirty-Three, LLC ("633"). In December 2004, the Company determined that the investment was worthless and, therefore, the investment was written off with no revenue having been generated by 633.

COMPETITION. As a result of the Company's decision to liquidate, the Company's position as a competitor in the real estate industry is no longer applicable.


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

                                     PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2005 and 2004 are as follows:

    Quarter Ended                   High Bid                   Low Bid
    ------------------------------------------------------------------
    June 30, 2005                     $.61                      $.30
    March 31, 2005                    $.44                      $.35
    December 31, 2004                 $.35                      $.35
    September 30, 2004                $.35                      $.30
    June 30, 2004                     $.32                      $.26
    March 31, 2004                    $.26                      $.26
    December 31, 2003                 $.26                      $.25
    September 30, 2003                $.25                      $.25

     At October 7, 2005 the number of holders of record of the Company's common stock was approximately 950. No cash dividends were paid during the years ended June 30, 2005 and 2004.

     In September 2002, the Company distributed 496,296 shares of AspenBio stock to its shareholders, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company distributed 532,275 shares of AspenBio stock to its shareholders, which was recorded by the Company as a dividend at the shares' then estimated fair value of $475,000.

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

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2005, the Company had cash and cash equivalents of $99,800 and working capital of $3,459,600.

     For the year ended June 30, 2005, operating activities used cash of $194,600 as compared to cash used of $126,600 for the year ended June 30, 2004. Losses from the sale of investment securities were $67,200 in 2005, compared to gains of $70,800 in 2004.

     Cash provided by investing activities was approximately $127,500 during the year ended June 30, 2005 as compared to $33,100 during the year ended June 30, 2004. During the year ended June 30, 2005, approximately $273,300 was provided from the sales of investment securities compared to $499,800 provided in 2004. Investments made in notes receivable to unrelated parties were $0 in 2005 compared to $245,000 in 2004. Proceeds from the sale of fixed assets during 2005 were $34,300 due to the sale of the car provided for the Company's president, Greg Pusey. There were no fixed assets purchased or sold in 2004. The Company's assets, especially the values of the securities held by the Company are often highly volatile. In addition, trading in the securities the Company holds may be thin or there may be other impediments to, or restrictions on transfer.

     Cash flows from financing activities provided $55,100 in 2005 from the exercise of stock options. There was no cash activity in financing activities during the year ended June 30, 2004.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

     The Company's revenues for the year ended June 30, 2005 consisted of interest and dividend income of $49,300. Losses on the sale of securities were approximately $67,300 for the year ended June 30, 2005. The Company wrote off an investment in an LLC that was determined to be worthless for $65,000. The Company's revenues for the year ended June 30, 2004 consisted of interest and dividend income of $16,100. Gains on the sale of securities were approximately $70,800 for the year ended June 30, 2004.

     During the years ended June 30, 2005 and 2004, the Company incurred operating, general and administrative costs of approximately $209,700 and $151,000, respectively. The increase related primarily to professional fees associated with the SEC's review of the Company's public filings. The Company had a loss before taxes of $277,300 for the year ended June 30, 2005 as compared with a loss before taxes of $64,062 for the year ended June 30, 2004.

INCOME TAXES

     As discussed in Note 6 to the accompanying financial statements, as of June 30, 2005 the Company has $390,000 in deferred tax assets. Management of the Company has developed a tax planning strategy in which operating losses will be carried forward to future tax filings and allow the Company to realize an $82,000 tax benefit. A valuation allowance of $298,000 has therefore been established for the remaining deferred tax assets because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

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

Investments

The Company invests its excess working capital in investments that the Company believes have the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2005 approximately 95% of the Company's current assets are included in such investments. The Company classifies its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Since certain of the investments are held in company's whose stock is thinly traded, should large blocks of stock be liquidated in such companies, by us or other stockholders, it could cause a significant change in the market values our the investments. Historically we have not experienced such changes. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. Because we may invest significant amounts in individual investments, the Company has the risk of exposure to losses on its investments for declines in an individual company's value due to performance or other issues, in addition to normal market condition risks. The Company believes that it mitigates certain of these risks by closely monitoring the investee company's performance and plans. The fair value of financial instruments is discussed in more detail in the Notes to Financial Statements included in Item 7 of this report.

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

Revenue Recognition

Our revenues are recognized upon the completion of sales of securities. Revenues realized on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2005 and 2004. To the extent that we are unable to dispose of our investments, when we make decisions to do so, due to a lack of sufficient buying volume or other market conditions, it could impact our ability to generate revenues, and ultimately impact the value of our investments. The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R), will be effective for Cambridge the quarterly reporting period beginning January 1, 2006. We are evaluating the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted by this standard. As of June 30, 2005 we have a total of 440,000 options outstanding that are fully vested. Depending upon the number and terms of options that may be granted in future periods and the estimates we make regarding the value and amortization period of the options, the implementation of this standard could have a material impact on our financial position and results of operations.

Item 7.    FINANCIAL STATEMENTS.


                            CAMBRIDGE HOLDINGS, LTD.




                          Index to Financial Statements
                                                                       Page
                                                                       ----


Report of Independent Registered Public Accounting Firm                F-2

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2005, and the related statements of operations and comprehensive income/(loss), changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2005, and the results of its operations and comprehensive income/
(loss) and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

                                        /s/ AJ. ROBBINS, PC.
                                        --------------------
                                        AJ. ROBBINS, PC.
                                        CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
August 19, 2005

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEET
                                 JUNE 30, 2005
                                 =============


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                      $    99,826
     Accounts receivable-related party                                      594
     Investment securities - available for sale, net                  3,225,029
     Accrued interest receivable - related party                         57,722
     Deferred tax asset                                                  82,000
                                                                    -----------

                  Total Current Assets                                3,465,171

Property and equipment, net                                                 348

Note receivable                                                         150,000
Notes receivable - related party                                        425,034


Investments in LLCs                                                      67,391
                                                                    -----------
                                                                    $ 4,107,944
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $     5,605
                                                                    -----------

                  Total Current Liabilities                               5,605
                                                                    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,179,870 issued and outstanding                    79,497
     Additional paid-in capital                                       3,048,667
     Accumulated (deficit)                                           (1,587,876)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized gains on securities
             available for sale                                       2,569,660
         Net unrealized (loss) on LLCs                                   (7,609)
                                                                    -----------

                  Total Stockholders' Equity                          4,102,339
                                                                    -----------

                                                                    $ 4,107,944
                                                                    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
            ========================================================


                                                              For the Years Ended June 30,
                                                                   2005         2004
                                                              ------------   -----------
REVENUES:
     Net realized gains (losses) on sales
         of investment securities                             $   (67,251)   $    70,838
     Loss on LLC investment                                       (65,000)            --
     Interest and dividend income                                  49,315         16,144
                                                              -----------    -----------

                  Total Revenues                                  (82,936)        86,982
                                                              -----------    -----------



OPERATING EXPENSES AND OTHER INCOME:
     Operating, general and administrative                       (209,680)      (151,044)
     Gain on asset disposal                                        14,775             --
     Other income                                                     588             --
                                                              -----------    -----------

                  Total Operating Expenses and Other Income      (194,317)      (151,044)
                                                              -----------    -----------


NET (LOSS)                                                       (277,253)       (64,062)

OTHER COMPREHENSIVE INCOME, net of tax -
     Unrealized holding gain/(loss)                               (22,310)     2,383,920
      Net unrealized (loss) on LLCs                                  (662)        (6,947)
                                                              -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                   $  (300,225)   $ 2,312,911
                                                              ===========    ===========

NET (LOSS) PER COMMON SHARE, BASIC AND
     DILUTED                                                  $      (.10)   $      (.02)
                                                              ===========    ===========

Weighted average number of
     common shares outstanding                                  3,069,224      3,029,870
                                                              ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                   ==========================================


                                                                                                 Accumulated
                                                                     Additional                     Other            Total
                                                Common Stock          Paid-in      Accumulated  Comprehensive    Stockholders'
                                             Shares       Amount      Capital       (Deficit)    Income/(Loss)      Equity
                                           ---------  ------------   -----------   ------------ --------------   -----------

Balances, June 30, 2003                    3,029,870   $    75,747   $ 2,997,292   $  (771,561)   $   208,050    $ 2,509,528

      Net unrealized gains on
           securities available for sale          --            --            --            --      2,383,920      2,383,920

      Net unrealized (loss) on LLCs               --            --            --            --         (6,947)        (6,947)

      Net (loss) for the year                     --            --            --       (64,062)            --        (64,062)
                                          ----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2004                    3,029,870        75,747     2,997,292      (835,623)     2,585,023      4,822,439

      Net unrealized (loss)  on
          securities available for sale           --            --            --            --        (22,310)       (22,310)

      Net unrealized (loss) on LLCs               --            --            --            --           (662)          (662)

      Exercise of stock options              150,000         3,750        51,375            --             --         55,125

      Dividends paid                              --            --            --      (475,000)                     (475,000)

      Net (loss) for the year                     --            --            --      (277,253)            --       (277,253)
                                          ----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2005                    3,179,870   $    79,497   $ 3,048,667   $(1,587,876)   $ 2,562,051    $ 4,102,339
                                          ==========   ===========   ===========   ===========    ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS
                            ========================


                                                                For the Years Ended June 30,
                                                                ----------------------------
                                                                     2005         2004
                                                                  ---------    ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                        $(277,253)   $ (64,062)
  Adjustments to reconcile net (loss) to net cash
     Provided by (used in) operating activities:
       Depreciation and amortization                                  5,841       22,313
       Realized (gains) losses on sale of investment securities      67,251      (70,838)
       Loss on write-off of LLC investment                           65,000           --
       Realized gain on sale/disposal of fixed assets               (14,775)          --

  Changes in:
       Accounts receivable-related party                              6,897       (7,491)
       Accrued interest receivable - related party                  (49,284)      (8,438)
       Other assets                                                     423           --
       Accounts payable and accrued expenses                          1,344        1,889
                                                                  ---------    ---------

         Cash Flows Provided By (Used In) Operating Activities     (194,556)    (126,627)
                                                                  ---------    ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of investment securities                                             (196,602)
  Proceeds from sale of investment securities                       216,088      499,762
  Purchase of marketable securities                                 (61,830)          --
  Additions to note receivable - related parties                    (70,000)          --
  Collection on notes receivable                                     10,000       40,000
  Issuance of note receivable                                            --     (245,034)
  Purchase of LLC investments                                            --      (65,000)
  Purchase of fixed assets                                           (1,092)          --
  Proceeds from sale of fixed assets                                 34,325           --
                                                                  ---------    ---------

         Cash Flows Provided By Investing Activities                127,491       33,126
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                            55,125           --
                                                                  ---------    ---------

         Cash Flows Provided By Financing Activities                 55,125           --
                                                                  ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (11,940)     (93,501)

CASH AND CASH EQUIVALENTS, beginning of year                        111,766      205,267
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                            $  99,826    $ 111,766
                                                                  =========    =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



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

In connection with the SEC's regular review of our filings under the Securities Exchange Act of 1934, the Company received correspondence from the SEC asking, among other points, whether the Company should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following the Company's receipt of correspondence from the SEC, the Company consulted with its legal counsel about the Investment Company Act issues raised by the SEC's letter. The Company's counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist with this issue and the Company did in fact engage such special counsel and is now working with the SEC to respond to its question. Since February 2005, the Company's management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by the Company's management and board, including work by the Company's legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, the Company's board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005.

The Company has advised the SEC of the Company's intention to liquidate the Company's assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. The Company has also filed an information statement with the SEC which informed the Company's shareholders of the plan of liquidation to be approved at a special meeting to be held November 3, 2005.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


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

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $5,841 and $22,313 for the years ended June 30, 2005 and 2004, respectively.

Investment in LLC
-----------------
The investments in LLC's are accounted for under the cost or equity method, depending on the Company's level of involvement. The Company invested $75,000 in R&B Surgical Solutions, LLC and $65,000 in Six-Thirty-Three, LLC ("633"). The $65,000 invested in 633 was determined to be worthless during the year and accordingly, was written off.

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

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



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

Options to purchase 440,000 and 390,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the years ended June 30, 2005 and 2004, respectively.

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

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================




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

The following table presents the components of other comprehensive income
(loss), net of tax:

     Years ended June 30, (net of tax)                             2005              2004
                                                              -------------     ---------
     Holding gains                                            $      76,619     $2,345,528
     Unrealized (loss) on LLC's                                        (662)        (6,947)
     Reclassification for realized gains or losses                  (98,929)        38,392
                                                              -------------     ----------

     Increase/(decrease) in net unrealized securities gains
     recognized in other comprehensive income                 $    (22,972)    $2,376,973
                                                              ==============    ==========

Recently Issued Accounting Pronouncements
-----------------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     In December 2003, the FASB issued SFAS Interpretation 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The Company does not have any variable interest entities, and therefore the adoption of FIN 46 and FIN 46R did not have an impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company's operations or financial condition.



NOTE 2 - INVESTMENT SECURITIES

At June 30, 2005 the Company's market value of available for sale securities consisted of the following:
                                                     Gross
                                                   Unrealized       Estimated
                                      Cost            Gain          Fair Value
                                   ---------       -----------     ------------
Common and preferred stocks        $ 655,369       $ 2,569,660     $  3,225,029


The Company realized net gains (losses) ($67,251) and $70,838 on the sale of investment securities for the years ended June 30, 2005 and 2004, respectively.

NOTE 3 - NOTES RECEIVABLE

The Company was issued a note receivable for $150,000 from Louisiana Land Systems, Inc. in May 2003. The note bears interest at 5% per annum and matures in November 2005. The assets of Louisiana Land Systems, Inc. secure the note.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

In July and September of 2003, the Company made two separate loans of $20,000, each to AspenBio. These loans were repaid in December 2003 with interest. In July 2004 the Company loaned $10,000 to AspenBio that was repaid later in July 2004 with interest.

In August 2002, under an amended agreement with Advanced Nutraceuticals, Inc. ("ANI"), all of the principal of an outstanding 7% convertible $250,000 note receivable plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is also a director of ANI.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. (formerly, A4S Technologies, Inc.) ("A4S"). A4S which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. Cumulatively approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable, as of June 30, 2005. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. In connection with the initial transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   June 30,
                                                                     2005
                                                                   -------

     Furniture and fixtures                                          1,200
     Office equipment                                                3,554
                                                                   -------

     Total                                                           4,754
     Less accumulated depreciation                                  (4,406)
                                                                   -------

                                                                   $   348
                                                                   =======

NOTE 6 - INCOME TAXES (BENEFIT)

                                                                  June 30,
                                                                    2005
                                                                 ---------
     Deferred tax assets:
              Capital loss carryforward                          $ 217,000
              Net operating loss carryforward                      271,000
                                                                 ---------

              Net deferred tax assets                              488,000
              Less valuation allowance                            (406,000)
                                                                 ---------

              Net deferred tax assets                               82,000
                                                                 ---------

     Deferred tax liability                                             --
                                                                 ---------

     Net deferred tax asset                                      $  82,000
                                                                 =========

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



The Company has recorded a deferred tax asset of $82,000, which reflects the amount of tax benefit expected to be realized as a result of the available operating loss carryforward. A valuation allowance has been recorded for the remainder of the deferred tax assets as management is not able to determine if it is more likely than not that certain other deferred tax assets will be realized.

A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                                                          For the Years Ended June 30,
                                                               2005          2004
                                                           -----------    ----------
     Income tax expense (benefit) computed at the federal
     statutory rate                                        $ (103,000)    $  (15,000)
     Increase/(Decrease) in valuation allowance                92,000         33,300
     Other                                                     11,000        (18,300)
                                                           -----------    -----------

     Income tax (benefit)                                  $       --     $       --
                                                           ===========    ===========

The Company has a net operating loss carryforward of approximately $540,000 expiring through 2025, and a capital loss carryforward of approximately $342,000.

NOTE 7 - STOCK OPTIONS

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. During fiscal year 2002 the Company granted 430,000 options under the plan; 240,000 will expire October 5, 2005, 150,000 will expire November 27, 2005 and 40,000 were forfeited. During fiscal year 2005 the Company granted 200,000 options under the plan; 75,000 were exercised at $.385 per share, 75,000 were exercised at $.35 per share and 50,000 will expire September 29, 2014.

Pro Forma Stock Option Compensation
-----------------------------------
FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. Had the Company applied the fair value recognition provisions of SFAS 123 to its stock-based employee plans, the net loss for the year ended June 30, 2005 would have increased by $59,500 to a net loss of $336,800, or $.11 per share, versus the $.09 per share loss reported. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with an expected dividend yield of 0%; expected stock price volatility of 100%; risk free interest rate of 4.3% and expected life of 5-10 years.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 7 - STOCK OPTIONS (Continued)

A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:

                                                             For the Years Ended
                                                                June 30,
                                            -------------------------------------------------
                                                     2005                      2004
                                            -----------------------    ----------------------
                                                          Weighted                  Weighted
                                                          Average                   Average
                                                          Exercise                  Exercise
                                             Shares       Price        Shares       Price
                                             -------    ----------     -------     ---------
      Outstanding, beginning of year         390,000    $     .453     480,000     $   .453

                        Granted              200,000                        --           --
                        Expired/Forfeited         --            --     (90,000)    $   .470
                        Exercised           (150,000)        .3675          --           --
                                           --------     ----------   ----------    ---------

      Outstanding, end of year               440,000    $     .435      390,000    $    .446
                                            ========    ==========   ==========    =========

      Options exercisable, end of year       440,000    $     .435      390,000    $    .446
                                            ========    ==========      =======    =========



The following table summarizes information about stock options outstanding at June 30, 2005:

                             Options Outstanding                             Options Exercisable
                             -------------------                             -------------------
                                             Weighted
                                              Average       Weighted                      Weighted
         Range of                            Remaining      Average                       Average
         Exercise           Number          Contractual     Exercise          Number      Exercise
          Prices         Outstanding        Life-Years        Price        Exercisable     Price
      --------------     -----------        ----------     ----------      -----------   ---------
      $ .35 to $ .52       440,000             1.34        $   .43534        440,000     $  .43534



NOTE 8 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services.

The Company held investment securities in ANI classified as available for sale at June 30, 2005 and 2004; having an estimated fair value of $3,015,381 and 2,981,695, respectively.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



In December 2001 the Company finalized an agreement to acquire securities of AspenBio, Inc. including 330,000 warrants to purchase AspenBio common stock exercisable at $1.00 per share through January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms. In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio subsequently closed on a permanent mortgage on the facility thereby releasing the Company from the guarantee. In connection with making the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007.


NOTE 9 - SUBSEQUENT EVENTS

During August 2005, in connection with a Tender Offer to reacquire its own common shares, made by ANI, the Company sold 249,015 shares, representing approximately 37.2% of its in ANI holdings at $4.25 per share, for total proceeds of $880,706.

Subsequent to June 30, 2005, holders of 440,000 options to acquire common shares of the Company exercised their options. Holders of 200,000 options exercised for cash proceeds of $73,750 and holders of 240,000 options exercised via the surrender of 109,993 common shares of the Company owned by the individuals.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 8A.  Controls and Procedures.

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

     In light of these facts, the Company's board of directors unanimously concluded that the best way to maximize shareholder value is to liquidate the assets of the Company for distribution to its shareholders. On June 9, 2005, the Company's plan of liquidation was unanimously approved by the board of directors and the Company subsequently mailed an information statement to its shareholders informing them that the plan of liquidation will be voted upon and approved at a special meeting of the shareholders to be held November 3, 2005.

(b) Changes In Internal Control Over Financial Reporting.

         There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                               Date First
                                 Elected                      Principal Occupation
Name                     Age    Director                         and Employment
----                     ---    --------                         --------------
Gregory Pusey            53       1982        President,   Treasurer  and  Director.   Since
                                              1999,  Mr.  Pusey has served as the  president
                                              and   director  of  Advanced   Nutraceuticals,
                                              Inc.,   a  publicly   held   manufacturer   of
                                              nutraceuticals.  Mr.  Pusey is also a director
                                              of   AspenBio,    Inc.,   a   publicly    held
                                              manufacturer  of  biomedical   products,   and
                                              chairman  of the  board  of  directors  of A4S
                                              Security,   Inc.  Mr.  Pusey   graduated  from
                                              Boston  College in 1974 with a BS in  finance.
                                              Mr. Pusey is also the  president of Livingston
                                              Capital,   Ltd.,   a   venture   capital   and
                                              business-consulting firm.

Scott Menefee            40       1993        Director.  Mr. Menefee is the Director of Real
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

Jeffrey G. McGonegal     54       2000        Senior Vice  President-Finance,  Secretary and
                                              Director.  Mr.  McGonegal has served as Senior
                                              Vice     President-Finance     of     Advanced
                                              Nutraceuticals,   Inc.  since  February  2000.
                                              Mr.   McGonegal   also  has  served  as  Chief
                                              Financial Officer for A4S Security,  Inc., and
                                              AspenBio,  Inc.,  since 2003.  Since September
                                              2005 Mr. McGonegal has served as a director of
                                              Imagenetix,  Inc.,  a  publicly  held company.
                                              Since 1997, Mr. McGonegal   has  also   served
                                              as  Managing Director of  McGonegal  and  Co.,
                                              a company engaged in providing accounting  and
                                              business consulting   services. Mr.  McGonegal
                                              is a  member  of  the  Board  of  Directors of
                                              The Rockies Venture  Club, Inc.  He received a
                                              BA degree  in accounting  from  Florida  State
                                              University.

     The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2005, the Company's Board of Directors held three meetings in person or by consent.

     Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2005.

Item 10.  EXECUTIVE COMPENSATION.

     (a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2005 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                     Annual Compensation                         Awards           Payouts
                     -------------------                         ------           -------
                                           Other
Name and                                   Annual     Restricted                LTIP       All Other
 Principal   Fiscal    Salary             Compensa-      Stock       Options   Payouts     Compensa-
Position      Year     ($)(1)    Bonus      tion       Awards($)       (#)       ($)      tion($)(2)
--------      ----     -------   -----    --------     ---------     -------   -------    ----------
Gregory Pusey,
President     2005     60,000     -0-        -0-          -0-          -0-       -0-         7,725
              2004     60,000     -0-        -0-          -0-          -0-       -0-         7,761
              2003     60,000     -0-        -0-          -0-          -0-       -0-         7,725


     (1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

     (2) All other compensation paid that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums paid on Mr. Pusey's behalf. In addition, the Company provides a car for Gregory Pusey.

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

The 2001 Plan authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. As of June 30, 2005, options to purchase up to 440,000 shares were outstanding. Of these options 240,000 were granted in October 2001, 150,000 were granted in November 2001 and 50,000 were granted in September 2004. Included in the above grants were options to purchase up to 100,000 shares each, granted to Gregory Pusey, president and director of the Company and Jeffrey G. McGonegal, senior vice-president of finance, secretary and director of the Company and options to purchase 90,000 shares granted to Scott L. Menefee, director of the Company, and options to purchase 150,000 shares granted to Thomas Weinberger, a part-time employee of the Company.

Messrs. Menefee and McGonegal have 40,000 and 100,000 options respectively that are exercisable at $.47 per share and expire October 5, 2005. Mr. Menefee also has 50,000 options that are exercisable at $.35 per share, expiring September 29, 2014. The options granted to Mr. Weinberger are exercisable at $.375 per share and expire November 27, 2005. All exercise prices represent the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Pusey are exercisable at $.52 per share, which represented 110% of the fair market value of the Company's common stock on the date of grant and expire October 5, 2005. The options will terminate earlier if the optionee's status as an employee or consultant is discontinued. Subsequent to June 30, 2005, all 440,000 of the outstanding options were exercised by the individuals, under the terms of the options.

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

     (b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                            Shares         Number of Shares       Value of Unexercised
                           Received       Underlying Unexer-          In-The-Money
     Name                Upon exercise       cised Options     Options at 6/30/05 ($) (1)
     ----                -------------       -------------     --------------------------
     Gregory Pusey          75,000               100,000               $31,000
     Scott Menefee            -0-                 90,000                27,900
     Jeff McGonegal         75,000               100,000                31,000
     Thomas Weinberger        -0-                150,000                46,500

     (1) Calculated based on the bid price of the Company's common stock of $.31 per share on that date.


     (c) EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2005. We have options outstanding under our 2001 Plan.

                                                                            (c) Number of
                                                                             Securities
                                                                             Remaining
                                                                            Available for
                                 (a) Number of        (b) Weighted         Future Issuance
                                Securities to be           Average           Under Equity
                                   Issued Upon        Exercise Price      Compensation Plans
                                  Exercise  of        of Outstanding         (Excluding
                                  Outstanding             Options,           Securities        (d) Total of Securities
                                Options, Warrants         Warrants           Reflected in         Reflected in Columns
       Plan Category               and Rights            and Rights           Column (a))              (a) and (c)
       -------------               ----------            ----------          -------------      ----------------------

Equity Compensation Plans         440,000                 $.43534               210,000                 650,000
Approved by Shareholders


Equity Compensation Plans            None                    --                      --                      --
Not Approved  by
Shareholders


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth ownership as of October 7, 2005 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                       Number of                Percent of
Beneficial Owner                        Shares                     Class
----------------                       ---------                ----------
Scott Menefee                           102,430                    2.9%
971 Garfield Street
Denver, CO 80206

Gregory Pusey                          1,724,920                   49.1%
106 S. University Blvd. #14
Denver, CO 80209 (1)

Jeffrey G. McGonegal                    141,075                    4.1%
1905 W. Valley Vista Drive
Castle Rock, CO 80109

All officers and directors as a        1,968,425                   56.0%
group (3 persons) (1)


E. Jeffrey Peierls                      302,224                    8.6%
73 S. Holman Way
Golden, CO 80401 (2)

Brian Peierls                           219,011                    6.2%
7808 Harvestman Cove
Austin, TX  78731 (3)

The Peierls Foundation, Inc. (4)        179,813                    5.1%
C\o US Trust Company of NY
114 West 47th Street
New York, NY 10036



     (1) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 99,811 shares owned by Mrs. Pusey, individually or as custodian for their children.

     (2) Does not include 219,011 shares held of record by Brian E. Peierls. Does not include 179,813 shares held by The Peierls Foundation, Inc. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

     (3) Includes 38,500 shares held as custodian for his minor children. Does not include 302,224 shares held of record by E. Jeffrey Peierls. Does not include 179,813 shares held by The Peierls Foundation, Inc.

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

     In December 2001, the Company acquired 1,000,000 common shares and 310,000 warrants of AspenBio, Inc. ("AspenBio") for $600,000. The 310,000 warrants to purchase AspenBio common stock are exercisable at $1 per share and expire January 1, 2007. At the Company's direction, directors, officers and consultants of the Company received an aggregate of 530,000 warrants to purchase AspenBio Common Stock with the same terms. The officers and directors that received warrants to purchase shares of AspenBio Common Stock were as follows: Jeff McGonegal, 60,000 shares; Scott Menefee, 10,000 shares; and Gregory Pusey, 150,000 shares. During August 2004, the Company invested $25,000 in a private offering by AspenBio, whereby the Company received 28,571 shares of AspenBio common stock and a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009.

     In connection with a previous bank loan guarantee, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007.

     In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's Board of Directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to the Company's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the Board of Directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders, the distribution was approved.

     In July and September of 2003, the Company made two separate loans of $20,000, each to AspenBio. These loans were repaid in December 2003 with interest. In July 2004, the Company loaned $10,000 to AspenBio that was repaid later in July 2004 with interest. Gregory Pusey is a director and Jeffrey G. McGonegal is chief financial officer of AspenBio.

         In August 2002, under an amended agreement with Advanced Nutraceuticals, Inc. ("ANI"), all of the principal of an outstanding 7% convertible $250,000 note payable plus accrued interest were converted into 475,118 shares of ANI common stock. Greg Pusey and Jeff McGonegal, officers and directors of the Company, are also officers of ANI and Mr. Pusey is also a director of ANI. During June 2004, a warrant for 50,000 shares was converted into 40,384 common shares of ANI on a "cashless" exercise basis.

     Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. (formerly, A4S Technologies, Inc.) ("A4S"). A4S, which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. Cumulatively, approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable, as of June 30, 2005. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. In connection with the initial transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman. Mr. Pusey also served as the agent for the various purchasers pursuant to certain agreements made in connection with the A4S loans. Mr. Pusey and members of his family currently hold 7,626 shares of A4S common stock which they received in note conversions and warrant exercises. Additionally, they hold warrants to purchase an aggregate of 4,197 shares of A4S common stock. Jeffrey
G. McGonegal currently holds an aggregate of 24,335 shares of A4S common stock, which was received in note conversions and warrant exercises. Messrs. Pusey (and members of his family) and McGonegal purchased their A4S securities under the same terms and conditions as the Company. Gregory Pusey became a member of the Board of Directors of A4S in January 2003 in connection with the Company's initial loan to A4S.

Item 13.  EXHIBITS

     (a) EXHIBITS.

     The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (a) Audit Fees. During the fiscal years ended June 30, 2005 and 2004, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $11,000 and $14,000, respectively.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2005 and 2004 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. During the fiscal years ended June 30, 2005 and 2004, the aggregate fees billed by the Company's auditors, for services rendered for tax compliance or tax planning advice was $2,500 and $2,500, respectively.

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


(10)(t) Promissory Note dated June 30, 2003, in the original principal amount of $160,000, made by A4S Security, Inc. to the Company filed as Exhibit 10(t) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2005 is incorporated herein by reference.

(10)(t)(1)     Allonge dated August 31, 2004 to Promissory Note dated June
               30, 2003 filed as Exhibit 10(t)(1) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2005 is incorporated herein by reference.

(10)(u) Promissory note dated October 2, 2003 in the original principal amount of $100,000, made by A4S Security, Inc. to the Company and Allonge dated August 31, 2004 filed as Exhibit 10(u) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2005 is incorporated herein by reference.

(10)(v) Promissory notes dated February 22, 2004, February 23, 2004 and May 12, 2004 in the aggregate original principal amount of $104,945, made by A4S Security, Inc. to the Company and Allonges dated August 31, 2004 filed as Exhibit 10(v) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2005 is incorporated herein by reference.

(10)(w) Promissory note dated August 24, 2004 in the original principal amount of $67,352, made by A4S Security, Inc. for the Company filed as Exhibit 10(w) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2005 is incorporated herein by reference.

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

                                        CAMBRIDGE HOLDINGS, LTD.

Date: October 13, 2005                  By:  /s/ Gregory Pusey
                                             -------------------------
                                             Gregory Pusey
                                             President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2005                  By:  /s/ Gregory Pusey
                                             -------------------------
                                             Gregory Pusey
                                             President, Treasurer and Director



Date: October 13, 2005                  By:  /s/ Jeffrey G. McGonegal
                                             -------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President-Finance,
                                             Secretary and Director


Date: October 13, 2005                  By:  /s/ Scott Menefee
                                             -------------------------
                                             Scott Menefee, Director