Form 10QSB
period 2005-09-30
CAMBRIDGE HOLDINGS LTD
filed 2005-11-14
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes [ ]   No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


                    Class                      Outstanding at November 2, 2005
        Common Stock, $.025 par value                     3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information.................................................3

Balance Sheets as of September 30, 2005 and June 30, 2005......................4

Statements of Operations and Comprehensive Income (Loss) for the
three-month periods ended September 30, 2005 and 2004..........................5

Statements of Cash Flows for the three-month periods ended September 30,
2005 and 2004..................................................................6

Notes to Financial Statements................................................7-8

Management's Discussion and Analysis........................................8-10

Controls and Procedures....................................................10-11

Part II.  Other Information...................................................11

Signature Page................................................................12







                                  Page 2 of 12
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2005



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

The results for the three months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2005.




                                  Page 3 of 12
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                              September 30,
                                                                  2005       June 30,
                                                              (Unaudited)       2005
                                                              -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 1,180,612    $    99,826
  Accounts receivable - related party                                 127            594
  Investment securities available for sale, net                 3,864,951      3,225,029
  Accrued interest receivable - related party                      17,820         57,722
  Deferred tax asset                                               82,000         82,000
                                                              -----------    -----------

       Total current assets                                     5,145,510      3,465,171
                                                              -----------    -----------

  Property and equipment, net                                         288            348

  Notes receivable                                                150,000        150,000
  Notes receivable - related party                                     --        425,034

  Investments in LLCs                                              67,391         67,391
                                                              -----------    -----------

                                                              $ 5,363,189    $ 4,107,944
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $    14,022    $     5,605
                                                              -----------    -----------

       Total current liabilities                                   14,022          5,605
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 and 3,179,870 shares
       issued and outstanding                                      87,747         79,497
  Additional paid-in capital                                    3,114,167      3,048,667
  Accumulated (deficit)                                          (928,425)    (1,587,876)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale     3,083,287      2,569,660
     Net unrealized loss on LLCs                                   (7,609)        (7,609)
                                                              -----------    -----------



  Total stockholders' equity                                    5,349,167      4,102,339
                                                              -----------    -----------


                                                              $ 5,363,189    $ 4,107,944
                                                              ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 4 of 12
                                  Form 10-QSB


                   CAMBRIDGE HOLDINGS, LTD.
   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                          (UNAUDITED)

                                                           Three months ended September 30,
                                                                2005           2004
                                                            -----------    -----------
REVENUES:
     Net realized gains on sales of marketable securities   $   740,489    $     9,728
     Interest and dividend income                                 4,521         25,164
                                                            -----------    -----------
         Total revenues                                         745,010         34,892


EXPENSES:
     Operating, general, and administrative                      85,559         36,947
                                                            -----------    -----------


NET INCOME (LOSS)                                           $   659,451    $    (2,055)
                                                            -----------    -----------


OTHER COMPREHENSIVE INCOME (LOSS), net of tax-
     Unrealized holding gains (losses)                          513,627     (1,268,285)
     Net unrealized (loss)                                       (7,609)        (6,947)
                                                            -----------    -----------


COMPREHENSIVE INCOME (LOSS)                                 $ 1,165,469    $(1,277,287)
                                                            ===========    ===========



NET INCOME PER COMMON SHARE, basic and diluted              $       .20    $       nil
                                                            ===========    ===========


Weighted average number of common shares outstanding          3,262,838      3,029,870
                                                            ===========    ===========



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 5 of 12
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three months ended September 30,
                                                                  2005          2004
                                                              ------------   ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                             $   659,451    $    (2,055)
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                                 60          5,691
         Realized (gains) on sales of marketable securities      (740,489)        (9,728)
         Interest earned on investment securities                      --           (206)
  Changes in:
         Accounts receivable - related party                          467             --
         Accrued interest receivable - related party               39,902        (16,871)
         Accrued expenses and other                                 8,417            200
----------------------------------------------------------------------------------------

         Cash flows (used) by operating activities                (32,192)       (22,969)

----------------------------------------------------------------------------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                               (72,410)       (69,587)
  Proceeds from sales of marketable securities                  1,111,638         41,598
  Proceeds from sales of investment securities                         --         57,251

  Additions to note receivable - related parties                       --        (60,000)
----------------------------------------------------------------------------------------


         Cash flows provided (used) by investing activities     1,039,228        (30,738)
----------------------------------------------------------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                          73,750             --
----------------------------------------------------------------------------------------
         Cash flows provided by financing activities               73,750             --

----------------------------------------------------------------------------------------


NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                  1,080,786        (53,707)

CASH AND CASH EQUIVALENTS, beginning of period                     99,826        111,766
----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                      $ 1,180,612    $    58,059
========================================================================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 6 of 12
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. ("A4S"). A4S, which completed an initial public offering of its securities in July 2005, markets high-resolution mobile digital video recording systems for security and surveillance. Cumulatively, approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable just prior to the A4S initial public offering. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of approximately 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. Following the initial A4S investment, Greg Pusey, president and a director of the Company, became a member of the A4S board of directors and subsequently became the chairman. Jeffrey G. McGonegal, chief financial officer and a director of the Company, is also the chief financial officer of A4S.

In December 2001, in connection with an equity investment, the Company acquired 310,000 warrants of AspenBio, Inc. ("AspenBio"). The 310,000 warrants to purchase AspenBio common stock are exercisable at $1 per share and expire January 1, 2007. During August 2004, in connection with an additional investment the Company received a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009. In connection with a previous bank loan guarantee on July 5, 2002, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007.

In March 2005, the Company's board of directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's board of directors made the decision to distribute this investment based upon the following considerations;
1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to Cambridge's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the board of directors did not believe that the market value of the shares of the Company reflected the value of the underlying investments and therefore to increase the value to its shareholders. Greg Pusey is a director and Jeffrey G. McGonegal is the chief financial officer of AspenBio.

During August 2005, Advanced Nutraceuticals, Inc., ("ANI") completed a cash tender offer for up to 1,058,823 of its common shares then outstanding. The Company owned approximately 670,000 shares of ANI prior to the tender offer and in connection with the offer submitted all of the shares it owned, in the tender. Since the ANI tender offer was over subscribed, the repurchase of shares by ANI was completed on a pro rata basis, whereby approximately 37% of the shares tendered were purchased for cash by ANI. The Company therefore received cash of approximately $1,060,000 for the approximately 249,500 tendered shares, leaving the Company owning approximately 420,500 common shares of ANI following completion of the tender offer. Greg Pusey is president and a director and Jeffrey G. McGonegal is the chief financial officer of ANI.


                                  Page 7 of 12
                                  Form 10-QSB

Note 2 - Stock Options

During September 2005 three directors and officers of the Company exercised a total of 240,000 stock options. The options were exercised through the surrender of 109,993 other common shares of the Company, owned by the three individuals. These transactions resulted in a net increase of 130,007 common shares outstanding following the exercise.

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

Note 4 - Asset Distribution

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount. This distribution is expected to be completed during the three months ended December 31, 2005.

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

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

                                  Page 8 of 12
                                  Form 10-QSB

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution is expected to be completed during the three months ended December 31, 2005.


Liquidity and Capital Resources
-------------------------------

At September 30, 2005, the Company had cash and cash equivalents of $1,180,600 and working capital of $5,131,500.

During August 2005, Advanced Nutraceuticals, Inc., ("ANI") completed a cash tender offer for up to 1,058,823 of its common shares then outstanding. The Company owned approximately 670,000 shares of ANI prior to the tender offer and in connection with the offer submitted all of the shares owned in the tender. Since the ANI tender offer was over subscribed, the repurchase of shares by ANI was completed on a pro rata basis, whereby approximately 37% of the shares tendered were purchased for cash by ANI. The Company therefore received cash of approximately $1,060,000 for the approximately 249,500 tendered shares, leaving the Company owning approximately 420,500 common shares of ANI following completion of the tender offer. Greg Pusey is president and a director and Jeffrey G. McGonegal is the chief financial officer of ANI.

For the three-month period ended September 30, 2005 operating activities used cash of $32,200. Gains realized on the sale of marketable securities were $740,500. Accrued interest receivable decreased providing cash of $39,900.

Cash provided by investing activities was $1,039,200 during the three-month period ended September 30, 2005. The Company used $72,410 to purchase marketable securities. Proceeds from sales of marketable securities provided $1,111,600.

Financing activities during the three-month period ended September 30, 2005 provided cash of $73,800 from the exercise of stock options.


Comprehensive Income (Loss)
---------------------------

For the three-month periods ended September 30, 2005 and 2004, other comprehensive income (loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale and unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.



                                  Page 9 of 12
                                  Form 10-QSB

Results of Operations
---------------------

Three-month Period Ended September 30, 2005 compared to Three-month Period Ended
--------------------------------------------------------------------------------
September 30, 2004
------------------

The Company's revenues for the three-month period ended September 30, 2005 totaled approximately $745,000 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the three-month period ended September 30, 2004 totaled approximately $34,900 consisting of interest and dividend income of $25,200 and realized gains of sales of marketable securities of $9,700.

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

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


                                 Page 10 of 12
                                  Form 10-QSB

In light of these facts, the Company's board of directors unanimously concluded that the best way to maximize shareholder value is to liquidate the assets of the Company for distribution to its shareholders. On June 9, 2005, the Company's plan of liquidation was unanimously approved by the board of directors.

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution is expected to be completed during the three months ended December 31, 2005.


(b)      Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution is expected to be completed during the three months ended December 31, 2005. There were 2,672,260 shares voted in favor of the plan of liquidation and no shares were voted against the plan of liquidation or abstained from the vote.

In addition, at the November 3, 2005 special shareholder meeting, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to incorporate the provisions of Colorado Senate Bill 76 to allow shareholders of the Company to approve certain actions by written consent from shareholders holding the minimum number of shares that would be required to approve the action at a meeting at which all of the shares entitled to vote on such matter were present and voted. There were 2,672,260 shares voted in favor of the amendment to the Company's Articles of Incorporation and no shares were voted against the amendment or abstained from the vote.


Item 6.  Exhibits

          (a) Exhibits 31.1, 31.2 and 32 are furnished.



                                 Page 11 of 12
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2005



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAMBRIDGE HOLDINGS, LTD.



November 14, 2005                   By:         /s/ Gregory Pusey
                                          ----------------------------------
                                    Gregory Pusey
                                    President, Treasurer and Director


November 14, 2005                   By:           /s/ Jeffrey G. McGonegal
                                          ----------------------------------
                                    Jeffrey G. McGonegal
                                    Senior Vice President-Finance,
                                    Chief Financial Officer and Director







                                 Page 12 of 12
                                  Form 10-QSB