Form 10QSB
period 2005-12-31
CAMBRIDGE HOLDINGS LTD
filed 2006-02-13
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2005

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


        106 S. University Blvd., #14
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


            Class                               Outstanding at January 20, 2006
Common Stock, $.025 par value                              3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information.................................................3

Balance Sheets as of December 31, 2005 and June 30, 2005.......................4

Statements of Operations and Comprehensive Income (Loss) for the three-month and six-month periods ended December 31, 2005 and 2004........................5

Statements of Cash Flows for the six-month periods ended December 31,
2005 and 2004................................................................6-7

Notes to Financial Statements................................................8-9

Management's Discussion and Analysis.......................................10-12

Controls and Procedures....................................................12-13

Part II.  Other Information...................................................13

Signature Page................................................................14




                                  Page 2 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB
                                December 31, 2005



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

The results for the six months ended December 31, 2005 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2005.






                                  Page 3 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                               December 31,
                                                                  2005         June 30,
                                                               (Unaudited)       2005
                                                               -----------    -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   518,538    $    99,826
  Accounts receivable - related party                                2,075            594
  Investment securities available for sale, net                        136      3,225,029
  Accrued interest receivable                                       19,695         57,722
  Deferred tax asset                                                    --         82,000
                                                               -----------    -----------

       Total current assets                                        540,444      3,465,171
                                                               -----------    -----------

  Property and equipment, net                                          227            348

  Notes receivable                                                 150,000        150,000
  Notes receivable - related party                                      --        425,034

  Investments in LLCs                                                   --         67,391
                                                               -----------    -----------

                                                               $   690,671    $ 4,107,944
                                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $     4,053    $     5,605
  Accrued income taxes                                             540,000             --
                                                               -----------    -----------

       Total current liabilities                                   544,053          5,605
                                                               -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 and 3,179,870 shares
       issued and outstanding, respectively                         87,747         79,497
  Additional paid-in capital                                     3,114,167      3,048,667
  Accumulated (deficit)                                         (3,055,296)    (1,587,876)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale             --      2,569,660
     Net unrealized loss on LLCs                                        --         (7,609)
                                                               -----------    -----------



  Total stockholders' equity                                       146,618      4,102,339
                                                               -----------    -----------


                                                               $   690,671    $ 4,107,944
                                                               ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 4 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                              Three months ended               Six months ended
                                                 December 31,                    December 31,
                                             2005           2004           2005              2004
                                             ----             ----         ----              ----
Revenues:
Net realized gains (losses) on sales of
   investment securities                  $    (9,719)   $     4,569    $   730,771    $    14,297
Loss on LLC investment                             --        (65,000)            --        (65,000)
Interest and dividend income                   11,629          8,389         16,150         33,552
Gain on asset disposal                             --         15,044             --         15,044
                                          -----------    -----------    -----------    -----------
Total revenues                                  1,910        (36,998)       746,921         (2,107)
                                          -----------    -----------    -----------    -----------

Expenses:
Operating, general and administrative          99,745         49,043        185,304         85,990
                                          -----------    -----------    -----------    -----------

Income (loss) before income taxes             (97,835)       (86,041)       561,617        (88,097)
                                          -----------    -----------    -----------    -----------


Income tax expense (Note 5)                   622,000             --        622,000             --
                                          -----------    -----------    -----------    -----------



Net (loss)                                $  (719,835)   $   (86,041)   $   (60,383)   $   (88,097)

Other comprehensive income (loss),
net of income tax:
Unrealized holding gains (losses)          (3,083,287)       847,846     (2,569,660)      (420,439)
                                          -----------    -----------    -----------    -----------



Comprehensive income (loss)               $(3,803,122)   $   761,805    $(2,630,043)   $  (508,536)
                                          ===========    ===========    ===========    ===========


Basic and diluted (loss)
   per common share:                      $      (.21)   $      (.03)   $      (.02)   $      (.03)
                                          ===========    ===========    ===========    ===========


Weighted average number of common
shares outstanding                          3,509,877      3,029,870      3,387,032      3,029,870
===================================================================================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 5 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six months ended December 31,
                                                                  2005          2004
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                    $   (60,383)   $   (88,097)
  Adjustments to reconcile net (loss) to cash
       (used) by operating activities:
         Depreciation and amortization                                121          5,751
         Deferred income tax expense                               82,000             --
         Realized (gains) on sales of marketable securities      (730,771)       (14,297)
         Realized (gains) on sales of fixed assets                     --        (14,395)
         Realized loss on LLC investment                               --         65,000
         Interest earned on investment securities                      --           (206)
  Changes in:
         Accounts receivable - related party                       (1,481)            --
         Accrued interest receivable - related party               38,027        (28,532)
         Accrued expenses and other                                (1,552)           955
         Accrued income taxes                                     540,000             --
----------------------------------------------------------------------------------------

         Cash flows (used) by operating activities               (134,039)       (73,821)

----------------------------------------------------------------------------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                               (72,410)       (77,796)
  Proceeds from sales of marketable securities                  1,127,919         55,768
  Proceeds from sales of investment securities                         --         57,251
  Proceeds from sale of LLC investment                             70,513             --
  Distribution from LLC investment                                  4,487             --
  Collection of notes receivable                                       --         10,000
  Additions to note receivable - related parties                       --        (70,000)
  Proceeds from sales of fixed assets                                  --         34,000
  Purchase of fixed assets                                             --           (728)

----------------------------------------------------------------------------------------
         Cash flows provided by investing activities            1,130,509          8,495

----------------------------------------------------------------------------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Cash dividend paid                                             (651,508)            --
  Proceeds from exercise of stock options                          73,750             --

----------------------------------------------------------------------------------------
         Cash flows (used) by financing activities               (577,758)            --

----------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                    418,712        (65,326)

CASH AND CASH EQUIVALENTS, beginning of period                     99,826        111,766

----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                      $   518,538    $    46,440

=========================================================================================


                                  Page 6 of 14
                                  Form 10-QSB



                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)
                                                             Six months ended December 31,
                                                                  2005          2004
                                                             ------------    ------------

SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING TRANSACTIONS:
  Issuance of a net of 130,007 shares of common stock
  in 2005 for cashless exercise of options                             --             --

  Dividend distribution of ANI and A4S common shares
   previously held for investment                                (755,528)            --

  Exchange of debt for equity in A4S                              425,034             --








            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 7 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. ("A4S"). A4S, which completed an initial public offering of its securities in July 2005, markets high-resolution mobile digital video recording systems for security and surveillance. Cumulatively, approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable just prior to the A4S initial public offering. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of approximately 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. Following the initial A4S investment, Greg Pusey, president and a director of the Company, became a member of the A4S board of directors and subsequently became the chairman. Jeffrey G. McGonegal, chief financial officer and a director of the Company, is also the chief financial officer of A4S. The Company distributed approximately 462,500 shares of its A4S stock to its shareholders in December 2005 in connection with the liquidation of the Company. This constituted all of the Company's remaining stock in A4S. The Company still owns approximately 138,000 A4S warrants.

In December 2001, in connection with an equity investment, the Company acquired 310,000 warrants of AspenBio Pharma, Inc. ("AspenBio"). The 310,000 warrants to purchase AspenBio common stock are exercisable at $1 per share and expire January 1, 2007. During August 2004, in connection with an additional investment, the Company received a warrant to acquire 28,571 shares of common stock at $1.50 per share, expiring in August 2009. In connection with a previous bank loan guarantee on July 5, 2002, AspenBio issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007. Greg Pusey is a director and Jeffrey G. McGonegal is the chief financial officer of AspenBio.

During August 2005, Advanced Nutraceuticals, Inc. ("ANI") completed a cash tender offer for up to 1,058,823 of its common shares then outstanding. The Company owned approximately 670,000 shares of ANI prior to the tender offer and in connection with the offer submitted all of the shares it owned, in the tender. Since the ANI tender offer was over subscribed, the repurchase of shares by ANI was completed on a pro rata basis, whereby approximately 37% of the shares tendered were purchased for cash by ANI. The Company therefore received cash of approximately $1,060,000 for the approximately 249,500 tendered shares, leaving the Company then owning approximately 420,500 common shares of ANI following completion of the tender offer and in December 2005 the Company distributed such remaining shares of ANI stock to its shareholders in connection with the liquidation of the Company. Greg Pusey is the president and a director and Jeffrey G. McGonegal is the chief financial officer of ANI.

Note 2 - Stock Options

During August and September 2005 three directors \ officers of the Company exercised a total of 290,000 stock options with 50,000 of the options exercised for cash proceeds of $17,500. The remaining 240,000 options were exercised through the surrender of 109,993 common shares of the Company, owned by the individuals. Additionally, 150,000 options held by a consultant to the Company, were exercised for cash proceeds of $56,250, in August 2005.



                                  Page 8 of 14
                                  Form 10-QSB

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

Note 4 - Dividend

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount. In December 2005 a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005. Included in that dividend distribution were investment shares of A4S, approximately 462,000 common shares and ANI, approximately 420,000 common shares, with a combined cost basis of approximately $755,500.

Note 5 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

As of June 30, 2005, the Company had a net operating loss carryforward of approximately $717,000, and a capital loss carryforward of approximately $322,000. As a result of taxable gains recognizable in the year ending June 30, 2006, the Company has utilized these net operating and capital loss carryovers and has no additional amount available at December 31, 2005.

At June 30, 2005, the net operating and capital loss carryovers had resulted in a deferred tax asset of $488,000, against which a valuation reserve of $406,000 had been established, leaving a net deferred tax asset of $82,000. Due to the taxable gains in the period ended December 31, 2005, the net operating and capital losses have been utilized and the valuation reserve reversed.

For the six months ended December 31, 2005, the following is a reconciliation of income taxes computed at the U. S. federal statutory rate to the Company's effective rate:


     Federal income tax expense computed
             at the Federal statutory rate                 $(191,000)
     State income tax expense net of federal benefit         (43,000)
     Taxable gain attributable to distribution              (732,000)
     Change in valuation allowance                            406,000
     Other                                                   (62,000)
                                                           ---------
             Income tax expense                            $(622,000)
                                                           =========




                                  Page 9 of 14
                                  Form 10-QSB

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

Immediately following our receipt of correspondence from the SEC, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.

Liquidity and Capital Resources
-------------------------------

At December 31, 2005, the Company had cash and cash equivalents of $518,500 and a working capital deficit of $3,600.

During August 2005, Advanced Nutraceuticals, Inc. ("ANI") completed a cash tender offer for up to 1,058,823 of its common shares then outstanding. The Company owned approximately 670,000 shares of ANI prior to the tender offer and in connection with the offer submitted all of the shares owned in the tender. Since the ANI tender offer was over subscribed, the repurchase of shares by ANI was completed on a pro rata basis, whereby approximately 37% of the shares tendered were purchased for cash by ANI. The Company therefore received cash of approximately $1,060,000 for the approximately 249,500 tendered shares, leaving the Company owning approximately 420,500 common shares of ANI following completion of the tender offer which were subsequently distributed to the Company's stockholders as a dividend in December 2005. Greg Pusey is the president and a director and Jeffrey G. McGonegal is the chief financial officer of ANI.


                                 Page 10 of 14
                                  Form 10-QSB

For the six-month period ended December 31, 2005, operating activities used cash of $134,000. The net loss was $60,400, primarily from operating expenses and income taxes, net of the gain on the sale of the ANI shares. Gains realized on the sale of marketable securities were $730,800. A non-cash deferred income tax expense was recorded in the period. Accrued interest receivable decreased providing cash of $38,000.

Cash provided by investing activities was $1,130,500 during the six-month period ended December 31, 2005. The Company used $72,400 to purchase marketable securities. Proceeds from sales of marketable securities and an LLC investment provided $1,198,400.

Financing activities during the six-month period ended December 31, 2005 used cash of $577,800, from a cash dividend paid of $651,500 net of $73,800 received upon the exercise of stock options.

The Company regularly evaluates its cash and investment positions relative to possible business or merger opportunities. Investments that were not able to be liquidated into cash, nor able to be distributed as part of the dividend distribution in December 2005, are being managed with a goal of having them able to be liquidated on an orderly basis. Depending upon such assessments and liquidations, future decisions will be made regarding reasonable operating assets to be retained in the business and possible future distributions.

As a result of taxable income recognizable in the year ending June 30, 2006, based upon events to December 31, 2005, the Company has utilized its available net operating and capital loss carryovers and anticipates consuming a significant portion, if not the majority of its cash reserves for income tax payments. Other assets held by the Company are being managed to attempt to convert them into cash on an orderly basis in the near future, but there can be no assurance that the Company will be successful in accomplishing that objective. The inability of the Company to generate additional cash could impact the Company's ability to continue with its objectives on a near term timeline.

Comprehensive Income (Loss)
---------------------------

For the six-month periods ended December 31, 2005 and 2004, other comprehensive income (loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale and unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Six-month Period Ended December 31, 2005 compared to Six-month Period Ended
---------------------------------------------------------------------------
December 31, 2004
-----------------

The Company's revenues for the six-month period ended December 31, 2005 totaled approximately $746,900 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the six-month period ended December 31, 2004 totaled approximately $62,900 consisting of interest on cash, money market instruments and notes receivable of $33,600, realized gains of sales of investment securities of $14,300 and gains on the sale of fixed assets of $15,000. Revenues in 2004 were offset by the loss recorded on an LLC investment of $65,000 that was determined to be worthless in December 2004.

The Company's expenses for the six months ended December 31, 2005 totaled $185,300, a $99,300 increase over the 2004 period. The increase was primarily associated with additional professional fees incurred in responding to the SEC's inquiry letter and related resolution, including the costs associated with the Company's liquidation and asset distribution.

As a result of the income for the period and the taxable gain recognized upon the distribution of the investment assets during the six months ended December 31, 2005, an income tax expense of $622,000 was recorded. Of this total, $540,000 was a current income tax expense and $82,000 a deferred tax expense for the period.

Three-month Period Ended December 31, 2005 compared to Three-month Period Ended
--------------------------------------------------------------------------------
December 31, 2004
-----------------

The Company's revenues for the three-month period ended December 31, 2005 totaled approximately $1,900 consisting primarily of interest and dividend income, net of realized losses on the disposal of investment securities. The Company's revenues for the three-month period ended December 31, 2004 totaled approximately $28,000 consisting of realized gains of sales of investment securities of $4,600, interest and dividend income of $8,400, and gains on the sale of fixed assets of $15,000. Revenues in 2004 were offset by the loss recorded on an LLC investment of $65,000 that was determined to be worthless in December 2004.


                                 Page 11 of 14
                                  Form 10-QSB

The Company's expenses for the three months ended December 31, 2005 totaled $99,700, a $50,700 increase over the 2004 period. The increase was primarily associated with additional professional fees incurred in responding to the SEC's inquiry letter and related resolution, including the costs associated with the Company's liquidation and asset distribution.

As a result of the income for the period and the taxable gain recognized upon the distribution of the investment assets during the six months ended December 31, 2005, an income tax expense of $622,000 was recorded. Of this total, $540,000 was a current income tax expense and $82,000 a deferred tax expense for the period.

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

Based upon the investigations undertaken by the Company's management and board of directors since February 2005, including work by the Company's legal counsel, the Company determined that it did in fact meet the definition of an investment company as provided in Section 3(a) (1) of the Investment Company Act during certain periods over the last several years and, accordingly, should have been registered and reporting under the Investment Company Act. Further, in connection with these investigations, the Company's board of directors evaluated, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures during the relevant periods. Based upon these investigations and evaluations, the Company concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report. The Company attributes this conclusion to the fact that its controls and procedures did not reveal that the Company qualified as an investment company subject to the registration and reporting requirements of the Investment Company Act.

In light of these facts, the Company's board of directors unanimously concluded that the best way to maximize shareholder value is to liquidate the assets of the Company for distribution to its shareholders. On June 9, 2005, the Company's plan of liquidation was unanimously approved by the board of directors.

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.



                                 Page 12 of 14
                                  Form 10-QSB

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

                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed in December 2005. There were 2,672,260 shares voted in favor of the plan of liquidation and no shares were voted against the plan of liquidation or abstained from the vote.

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

Item 6.  Exhibits

          (a) Exhibits 31.1, 31.2 and 32 are furnished.





                                 Page 13 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB
                                December 31, 2005



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAMBRIDGE HOLDINGS, LTD.



February 13, 2006                     By:   /s/ Gregory Pusey
                                           ---------------------------------
                                     Gregory Pusey
                                     President and Chief Executive Officer


February 13, 2006                     By:   /s/ Jeffrey G. McGonegal
                                           ---------------------------------
                                     Jeffrey G. McGonegal
                                     Senior Vice President-Finance,
                                     Chief Financial Officer and Director






                                 Page 14 of 14
                                  Form 10-QSB