Form 10QSB
period 2006-03-31
CAMBRIDGE HOLDINGS LTD
filed 2006-05-11
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

                                                        Yes  [ X  ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ X ] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at April 28, 2006
Common Stock, $.025 par value                                3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information...............................................3

Balance Sheets as of March 31, 2006 and June 30, 2005........................4

Statements of Operations and Comprehensive Income (Loss) for the
 three-month and nine-month periods ended March 31, 2006 and 2005............5

Statements of Cash Flows for the nine-month periods ended March 31,
  2006 and 2005............................................................6-7

Notes to Financial Statements.............................................8-10

Management's Discussion and Analysis.....................................10-12

Controls and Procedures..................................................12-13

Part II.  Other Information.................................................13

Signature Page..............................................................14







                                  Page 2 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB
                                 March 31, 2006



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

The results for the nine months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2005.





                                  Page 3 of 14
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                            March 31,
                                                                              2006         June 30,
                                                                          (Unaudited)       2005
                                                                          -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $   484,317    $    99,826
  Accounts receivable - related party                                              --            594
  Investment securities available for sale, net                                    --      3,225,029
  Accrued interest receivable                                                      --         57,722
  Prepaid and other assets                                                      3,271             --
  Deferred tax asset                                                               --         82,000
                                                                          -----------    -----------

       Total current assets                                                   487,588      3,465,171
                                                                          -----------    -----------

  Property and equipment, net                                                   1,924            348

  Note receivable and accrued interest                                        171,570        150,000
  Notes receivable - related party                                                 --        425,034

  Investments in LLCs                                                              --         67,391
                                                                          -----------    -----------

                                                                          $   661,082    $ 4,107,944
                                                                          ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $     3,208    $     5,605
  Accrued income taxes                                                        540,000             --
                                                                          -----------    -----------


       Total current liabilities                                              543,208          5,605
                                                                          -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 and 3,179,870 shares
       issued and outstanding, respectively                                    87,747         79,497
  Additional paid-in capital                                                3,114,167      3,048,667
  Accumulated (deficit)                                                    (3,084,040)    (1,587,876)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale                        --      2,569,660
     Net unrealized loss on LLCs                                                   --         (7,609)
                                                                          -----------    -----------



  Total stockholders' equity                                                  117,874      4,102,339
                                                                          -----------    -----------


                                                                          $   661,082    $ 4,107,944
                                                                          ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 4 of 14
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                 Three months ended           Nine months ended
                                                      March 31,                     March 31,
                                                 2006          2005           2006            2005
                                             -----------    -----------    -----------    -----------
Revenues:
Net realized gains (losses) on sales of
   investment securities                     $        --    $   (51,371)       730,771    $   (37,074)
Loss on LLC investment                                --             --             --        (65,000)
Interest and dividend income                       4,221          7,954         20,371         41,506
Gain on asset disposal                                --             --             --         15,044
                                             -----------    -----------    -----------    -----------
Total revenues                                     4,221        (43,417)       751,142        (45,524)
                                             -----------    -----------    -----------    -----------

Expenses:
Operating, general and administrative             32,965         36,537        218,270        122,527
                                             -----------    -----------    -----------    -----------

Income (loss) before income taxes                (28,744)       (79,954)       532,872       (168,051)
                                             -----------    -----------    -----------    -----------


Income tax expense (Note 5)                           --             --        622,000             --
                                             -----------    -----------    -----------    -----------



Net income (loss)                            $   (28,744)   $   (79,954)   $   (89,128)   $  (168,051)

Other comprehensive income (loss),
net of income tax:
Unrealized holding gains (losses)                     --       (337,487)    (2,569,660)      (757,926)
                                             -----------    -----------    -----------    -----------


Comprehensive income (loss)                  $   (28,744)   $  (417,441)   $(2,658,788)   $  (925,977)
                                             ===========    ===========    ===========    ===========


Basic and diluted (loss) per common share:         $ nil    $      (.03)   $      (.03)   $      (.06)
                                             -----------    ===========    ===========    ===========


Weighted average number of common
shares outstanding                             3,509,877      3,043,203      3,427,531      3,034,250

=====================================================================================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 5 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Nine months ended March 31,
                                                                  2006          2005
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                    $   (89,128)   $  (168,051)
  Adjustments to reconcile net (loss) to cash (used) by
     operating activities:
         Depreciation and amortization                                235          5,811
         Deferred income tax expense                               82,000             --
         Realized (gains) on sales of marketable securities      (730,771)        37,074
         Realized (gains) on sales of fixed assets                     --        (14,395)
         Realized loss on LLC investment                               --         65,000
         Interest earned on investment securities                      --           (206)
  Changes in:
         Accounts receivable - related party                          594             --
         Accrued interest receivable                               36,152        (40,414)
         Prepaid and other assets                                  (3,135)       (15,240)
         Accrued expenses and other                                (2,397)         1,248
         Accrued income taxes                                     540,000             --
                                                                 --------       --------


         Cash flows (used) by operating activities               (166,450)      (129,173)
                                                                 --------       --------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                               (72,410)      (119,081)
  Proceeds from sales of marketable securities                  1,127,919        167,394
  Proceeds from sales of investment securities                         --         57,251
  Proceeds from disposal of LLC investment                         75,000             --
  Collection of notes receivable                                       --         10,000
  Additions to note receivable-related party                           --        (70,000)
  Proceeds from sales of fixed assets                                  --         34,000
  Purchases of fixed assets                                        (1,810)          (728)
                                                                ---------       --------

         Cash flows provided by investing activities            1,128,699         78,836
                                                                ---------       --------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Cash dividend paid                                             (651,508)            --
  Proceeds from exercise of stock options                          73,750         55,125
                                                                ---------       --------


         Cash flows provided (used) by financing activities      (577,758)        55,125
                                                                ---------       --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                         384,491          4,788

CASH AND CASH EQUIVALENTS, beginning of period                     99,826        111,766
                                                                ---------       --------

CASH AND CASH EQUIVALENTS, end of period                      $   484,317    $   116,554
                                                              ===========    ===========



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 6 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                              Nine months ended March 31,
                                                                  2006           2005
                                                              -----------    -----------
SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING TRANSACTIONS:

  Issuance of a net of 130,007 shares of common stock
    in 2005 for cashless exercise of options                           --             --

  Dividend distribution of ANI and A4S common shares
   previously held for investment                                (755,528)            --

  Exchange of debt for equity in A4S                              425,034             --



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

Note 2 - Stock Options

During August and September 2005 three directors/officers of the Company exercised a total of 290,000 stock options with 50,000 of the options exercised for cash proceeds of $17,500. The remaining 240,000 options were exercised through the surrender of 109,993 common shares of the Company, owned by the individuals. Additionally, 150,000 options held by a consultant to the Company, were exercised for cash proceeds of $56,250, in August 2005.



                                  Page 8 of 14
                                  Form 10-QSB

Note 3 - Recent Accounting Pronouncements


In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company does not anticipate the adoption of this standard will have any impact on the financial statements as currently there are no options outstanding. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

Note 4 - Dividend

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount. In December 2005, a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005. Included in that dividend distribution were approximately 462,500 shares of common stock of A4S and approximately 420,500 shares of common stock of ANI, with a combined cost basis of approximately $755,500.

Note 5 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

As of June 30, 2005, the Company had a net operating loss carryforward of approximately $717,000, and a capital loss carryforward of approximately $322,000. As a result of taxable gains recognizable in the year ending June 30, 2006, the Company has utilized these net operating and capital loss carryovers and has no additional amount available at March 31, 2006.

At June 30, 2005, the net operating and capital loss carryovers had resulted in a deferred tax asset of $488,000, against which a valuation reserve of $406,000 had been established, leaving a net deferred tax asset of $82,000, at that time. Due to the taxable gains in the period ended March 31, 2006, the net operating and capital losses have been utilized and the valuation reserve reversed.






                                  Page 9 of 14
                                  Form 10-QSB

For the nine months ended March 31, 2006, the following is a reconciliation of income taxes computed at the U. S. federal statutory rate to the Company's effective rate:


         Federal income tax expense computed
                  at the Federal statutory rate             $(181,000)
         State income tax expense net of federal benefit      (40,000)
         Taxable gain attributable to distribution           (732,000)
         Change in valuation allowance                        349,000
         Other                                                (18,000)
                                                              -------
                                 Income tax expense         $(622,000)
                                                            ==========

Item 2. Management's Discussion and Analysis
        ------------------------------------

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



                                  Page 10 of 14
                                  Form 10-QSB

Liquidity and Capital Resources
-------------------------------

At March 31, 2006, the Company had cash and cash equivalents of $484,300 and a working capital deficit of $55,600.

During August 2005, Advanced Nutraceuticals, Inc. ("ANI") completed a cash tender offer for up to 1,058,823 of its common shares then outstanding. The Company owned approximately 670,000 shares of ANI prior to the tender offer and in connection with the offer submitted all of the shares owned in the tender. Since the ANI tender offer was over subscribed, the repurchase of shares by ANI was completed on a pro rata basis, whereby approximately 37% of the shares tendered were purchased for cash by ANI. The Company therefore received cash of approximately $1,060,000 for the approximately 249,500 tendered shares, leaving the Company owning approximately 420,500 common shares of ANI following completion of the tender offer. These shares were subsequently distributed to the Company's stockholders as a dividend in December 2005. Greg Pusey is the president and a director and Jeffrey G. McGonegal is the chief financial officer of ANI.

For the nine-month period ended March 31, 2006, operating activities used cash of $166,500. The net loss of $89,100 was primarily from operating expenses and income taxes, net of the gain on the sale of the ANI shares. Gains realized on the sale of marketable securities totalled $730,800. A non-cash deferred income tax expense of $82,000, was recorded in the period. Accrued interest receivable decreased providing cash of $36,200.

Cash provided by investing activities was $1,128,700 during the nine-month period ended March 31, 2006. The Company used $72,400 to purchase marketable securities. Proceeds from sales of marketable securities and an LLC investment provided $1,202,900.

Financing activities during the nine-month period ended March 31, 2006 used cash of $577,800, from a cash dividend paid of $651,500 net of $73,800 received upon the exercise of stock options.

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

As a result of taxable income recognizable in the year ending June 30, 2006, the Company has utilized its available net operating and capital loss carryovers and anticipates consuming a significant portion, if not the majority of its cash reserves for income tax payments. Other assets held by the Company are being managed to attempt to convert them into cash on an orderly basis in the near future, but there can be no assurance that the Company will be successful in accomplishing that objective. The inability of the Company to generate additional cash could impact the Company's ability to continue with its objectives on a near term timeline.

Comprehensive Income (Loss)
---------------------------

For the nine-month periods ended March 31, 2006 and 2005, other comprehensive
(loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale and unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.




                                 Page 11 of 14
                                  Form 10-QSB

Results of Operations
---------------------

Nine-month Period Ended March 31, 2006 compared to Nine-month Period Ended
--------------------------------------------------------------------------
March 31, 2005
--------------

The Company's revenues for the nine-month period ended March 31, 2006 totaled approximately $751,100 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the nine-month period ended March 31, 2005 totaled approximately $56,600 consisting of interest on cash, money market instruments and notes receivable of $41,500 and gains on the sale of fixed assets of $15,000. Revenues in 2005 were offset by the loss recorded on an LLC investment of $65,000 that was determined to be worthless in December 2004 and realized losses on sales of investment securities of $37,100.

The Company's expenses for the nine months ended March 31, 2006, totaled $218,300, a $95,700 increase over the 2005 period. The increase was primarily associated with additional professional fees incurred in responding to the SEC's inquiry letter and related resolution, including the costs associated with the Company's liquidation and asset distribution.

As a result of the income for the period and the taxable gain recognized upon the distribution of the investment assets during the nine months ended March 31, 2006, an income tax expense of $622,000 was recorded.

Three-month Period Ended March 31, 2006 compared to Three-month Period Ended
----------------------------------------------------------------------------
March 31, 2005
--------------

The Company's revenues for the three-month period ended March 31, 2006 totaled approximately $4,200 consisting of interest and dividend income. The Company's revenues for the three-month period ended March 31, 2005 totaled approximately $8,000 consisting of interest and dividend income. Revenues in 2005 were offset by realized losses on sales of investment securities of $51,400.

The Company's expenses for the three months ended March 31, 2006 and March 31, 2005 totaled $33,000 and $36,500 respectively.


Item 3.  Controls and Procedures
         -----------------------

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


                                 Page 12 of 14
                                  Form 10-QSB

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

                           Part II. Other Information


Item 6.  Exhibits

          (a) Exhibits 31.1, 31.2 and 32 are furnished.



                                 Page 13 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB
                                 March 31, 2006



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CAMBRIDGE HOLDINGS, LTD.



May 11, 2006                          By:         /s/ Gregory Pusey
                                            ---------------------------------
                                      Gregory Pusey
                                      President and Chief Executive Officer


May 11, 2006                          By:           /s/ Jeffrey G. McGonegal
                                            ---------------------------------
                                      Jeffrey G. McGonegal
                                      Senior Vice President-Finance,
                                      Chief Financial Officer and Director




                                 Page 14 of 14
                                  Form 10-QSB