Form 10KSB
period 2006-06-30
CAMBRIDGE HOLDINGS LTD
filed 2006-09-28
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2006

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues consisted of $34,094 in interest, dividend and other income and $730,771 in realized gains on the sales of investment securities.

The aggregate market value of the voting stock held by non-affiliates was approximately $126,000 on September 18, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)    Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at September 18, 2006
      Common Stock, $.025 par value                       3,509,877

Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                                     Part I

Item 1.   DESCRIPTION of BUSINESS.

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

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's Board of Directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to Cambridge's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the Board of Directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders.

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

Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. (formerly, A4S Technologies, Inc.) ("A4S"). A4S, which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. Cumulatively, approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable, as of June 30, 2005. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. Following the initial A4S investment, Greg Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman. During August 2006 5,435 of the warrants owned that were exercisable at $1.66 each were exercised for total cash consideration of $9,022.

In May 2003, the Company loaned $150,000 to Louisiana Land Systems Inc. The loan was paid back in June 2006 with interest.

In January and March 2004, the Company invested $65,000 for a special limited partnership interest in Six-Thirty-Three, LLC ("633"). In December 2004, the Company determined that the investment was worthless and was written off with no revenue having been generated by 633.

COMPETITION.   As a result of the Company's plan to liquidate, the Company's position as a competitor in the real estate industry is no longer applicable.


EMPLOYEES.   The Company has only one employee, who serves the Company on a part-time basis.


Item 2.   DESCRIPTION OF PROPERTIES.

The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in a space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company paid Livingston a monthly fee of $750 for rent and certain overhead administrative expenses. Effective October 1, 2006 the monthly fee was reduced to $500.


Item 3.   LEGAL PROCEEDINGS.

The Company is not involved in any material, pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report, and the Item is, therefore, inapplicable.


                                     PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2006 and 2005 are as follows:

      Quarter Ended                                  High Bid        Low Bid
      -------------------------------------------------------------------------
      June 30, 2006                                  $ .15           $ .15
      March 31, 2006                                 $1.36           $ .15
      December 31, 2005                              $1.50           $1.10
      September 30, 2005                             $1.50           $ .31
      June 30, 2005                                  $ .61           $ .30
      March 31, 2005                                 $ .44           $ .35
      December 31, 2004                              $ .35           $ .35
      September 30, 2004                             $ .35           $ .30

At September 6, 2006, the number of holders of record of the Company's common stock was approximately 943.

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

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2006, the Company had cash and cash equivalents of $636,900 and working capital of $306,600.

For the year ended June 30, 2006, operating activities used cash of $158,100 as compared to cash used of $194,600 for the year ended June 30, 2005. Gains from the sale of investment securities were $730,800 compared to losses from the sale of investment securities of $67,200 in 2005. A liability of $332,000 was recorded for income tax payable in the year ended June 30, 2006 and a deferred tax asset of $82,000 was reduced to zero. No income taxes were payable at June 30, 2005.

Cash provided by investing activities was approximately $1,272,900 during the year ended June 30, 2006 as compared to $127,500 during the year ended June 30, 2005. During the year ended June 30, 2006, a net of approximately $1,198,400 was provided from the sales of investments compared to $273,300 provided in 2005. A note receivable was collected in 2006 for $150,000. Proceeds from the sale of fixed assets during 2005 were $34,300 due to the sale of a car previously provided for the Company's president, Greg Pusey. There were no fixed assets sold in 2006.

Cash flows from financing activities used $577,800 in 2006 and provided $55,100 in 2005. The exercise of stock options generated $73,800 and $55,100 in 2006 and 2005, respectively. A cash dividend of $0.1852 per share was paid in the year ended June 30, 2006 totaling $651,500.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

The Company's revenues for the year ended June 30, 2006 consisted of interest, dividend and other income of $34,100. Gains on the sale of securities were approximately $730,800 for the year ended June 30, 2006. The Company's revenues for the year ended June 30, 2005 consisted of interest and dividend income of $49,300. Losses on the sale of securities were approximately $67,300 for the year ended June 30, 2005. During 2005 the Company wrote off an investment in an LLC that was determined to be worthless for $65,000.

During the years ended June 30, 2006 and 2005, the Company incurred operating, general and administrative costs of approximately $242,800 and $209,700, respectively. The increase related primarily to higher professional fees. The Company had income before taxes of $522,000 for the year ended June 30, 2006 as compared with a loss before taxes of $277,300 for the year ended June 30, 2005.

INCOME TAXES

As discussed in Note 6 to the accompanying financial statements, at June 30, 2005 the net operating and capital loss carryovers had resulted in a deferred tax asset of $488,000, against which a valuation reserve of $406,000 had been established, leaving a net deferred tax asset of $82,000. Due to the taxable gains in the year ended June 30, 2006, the net operating and capital losses have been utilized and the valuation reserve reversed.

For the year ended June 30, 2006, the following is a reconciliation of income taxes computed at the U. S. federal statutory rate to the Company's effective rate:

  Federal income tax expense computed
           at the Federal statutory rate                  $176,000
  State income tax expense net of federal benefit           28,000
  Taxable gain attributable to distribution                483,000
  Utilization of operating losses                         (353,000)
  Change in deferred tax asset                              82,000
  Other                                                     (2,000)
                                                          --------
                           Income tax expense             $414,000
                                                          ========



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

Investments

Prior to selling the Company's assets in accordance with its plan of liquidation, the Company invested its excess working capital in investments that the Company believed have the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2006, less than $6,000 of the Company's assets consisted of such investments.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the tax law or tax rates change in the future it could impact the available amount of loss carry forwards and/or the recorded deferred tax amounts.

Revenue Recognition

Our revenues are recognized when rental revenues or property sales are complete or upon the completion of sales of securities. Revenues realized on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2006 and 2005. To the extent that we are unable to dispose of our investments, when we make decisions to do so, due to a lack of sufficient buying volume or other market conditions, it could impact our ability to generate revenues, and ultimately impact the value of our investments. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) will be effective for Cambridge the quarterly reporting period beginning July 1, 2006. We evaluated the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted buy this standard. As of June 30, 2006 we have no options outstanding. Depending upon the number and terms of options that may be granted in future periods and the estimates we make regarding the value and amortization period of the options, the implementation of this standard could have a material impact on our financial position and results of operations.

Item 7.    FINANCIAL STATEMENTS.






                          Index to Financial Statements
                                                                       Page


Report of Independent Registered Public Accounting Firm                 F-2

Report of Independent Registered Public Accounting Firm                 F-3

Balance Sheet                                                           F-4

Statements of Operations and Comprehensive Income (Loss)                F-5

Statements of Changes in Stockholders' Equity                           F-6

Statements of Cash Flows                                                F-7

Notes to Financial Statements                                           F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2006, and the related statements of operations and comprehensive income
(loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2006, and the results of its operations and comprehensive income (loss) and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.


                                        /s/ CORDOVANO AND HONECK LLP
                                        --------------------------------
                                            CORDOVANO AND HONECK LLP
                                            CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
September 25, 2006

                  AJ. ROBBINS, PC. CERTIFIED PUBLIC ACCOUNTANTS
                         216 SIXTEENTH STREET, SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying statements of operations and comprehensive Income (loss), changes in stockholders' equity, and cash flows of Cambridge Holdings, Ltd. for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Cambridge Holdings, Ltd. operations and comprehensive income (loss) and its cash flows of for the year ended June 30, 2005, in conformity with generally accepted accounting principles in the United States of America.

                                        /s/ AJ. ROBBINS, PC.
                                        --------------------
                                        AJ. ROBBINS, PC. CERTIFIED PUBLIC
                                        ACCOUNTANTS

Denver, Colorado
August 19, 2005

                             Cambridge Holdings, Ltd
                                  Balance Sheet
                                  June 30, 2006




                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $   636,893
     Investment securities - available for sale, net (Note 2)             5,485
     Prepaid and other assets                                             6,260
                                                                    -----------

                  Total current assets                                  648,638

Property and equipment, net (Note 5)                                      2,205
                                                                    -----------

                                                                    $   650,843
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $     3,797
     Accrued income tax (Note 6)                                        332,000
                                                                    -----------

                  Total current liabilities                             335,797
                                                                    -----------




STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,509,877 issued and outstanding                    87,747
     Additional paid-in capital                                       1,707,132
     Accumulated (deficit)                                           (1,479,828)
     Accumulated other comprehensive income (loss), net of tax:
         Net unrealized gains on securities
             available for sale                                              (5)
                                                                    -----------

                  Total stockholders' equity                            315,046
                                                                    -----------

                                                                    $   650,843
                                                                    ===========


                 See Accompanying Notes to Financial Statements.



                             Cambridge Holdings, Ltd
            Statements of Operations and Comprehensive Income (Loss)

                                                              For the Years Ended June 30,
                                                                   2006          2005
                                                              -----------    -----------
REVENUES:
     Net realized gains (losses) on sales
         of investment securities                             $   730,771    $   (67,251)
     Loss on LLC investment                                            --        (65,000)
     Interest, dividend and other income                           34,094         49,315
                                                              -----------    -----------

                  Total revenues                                  764,865        (82,936)
                                                              -----------    -----------



OPERATING (EXPENSES) AND OTHER INCOME:
     Operating, general and administrative                       (242,817)      (209,680)
     Gain on asset disposal                                            --         14,775
     Other income                                                      --            588
                                                              -----------    -----------

                  Total operating expenses and other income      (242,817)      (194,317)
                                                              -----------    -----------


NET INCOME (LOSS) BEFORE INCOME TAX                               522,048       (277,253)

     Income Tax Expense (Note 6)                                  414,000             --
                                                              -----------    -----------

NET INCOME (LOSS)                                                 108,048       (277,253)

OTHER COMPREHENSIVE INCOME (EXPENSE), net of tax
     Unrealized holding (losses)                               (2,569,665)       (22,310)
      Net unrealized gain (loss)                                    7,609           (662)
                                                              -----------    -----------


COMPREHENSIVE (LOSS)                                          $(2,454,008)   $  (300,225)
                                                              ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
    DILUTED                                                   $       .03    $      (.09)
                                                              ===========    ===========

Weighted average number of
     common shares outstanding                                  3,449,985      3,069,224
                                                              ===========    ===========


               See Accompanying Notes to Financial Statements.

                             Cambridge Holdings, Ltd
                   Statements of Operations and Comprehensive


                                                                                                     Accumulated
                                                                       Additional                       Other          Total
                                                  Common Stock           Paid-in       Accumulated   Comprehensive  Stockholders'
                                              Shares        Amount       Capital        (Deficit)    Income/(Loss)     Equity
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balances, June 30, 2004                      3,029,870   $    75,747   $ 2,997,292    $  (835,623)   $ 2,585,023    $ 4,822,439

   Net unrealized (loss) on
       securities available for sale                --            --            --             --        (22,310)       (22,310)

   Net unrealized (loss) on LLCs                    --            --            --             --           (662)          (662)

   Exercise of stock options                   150,000         3,750        51,375             --             --         55,125

   Dividends paid                                   --            --            --       (475,000)            --       (475,000)

   Net (loss) for the year                          --            --            --       (277,253)            --       (277,253)
                                           -----------   -----------    -----------    -----------    -----------    -----------

Balances, June 30, 2005                      3,179,870        79,497     3,048,667     (1,587,876)     2,562,051      4,102,339

   Net unrealized (loss) on
       securities available for sale                --            --            --             --     (2,569,665)    (2,569,665)

   Net realized gain on LLCs                        --            --            --             --          7,609          7,609

   Exercise of stock options                   200,000         5,000        68,750             --             --         73,750

   Adjustment to par value  for cashless
       exercise of options                     130,007         3,250        (3,250)            --             --             --

   Cash and property dividends paid                 --            --    (1,407,035)            --             --     (1,407,035)

   Net income for the year                          --            --            --        108,048             --        108,048
                                           -----------   -----------    -----------    -----------    -----------    -----------

Balances, June 30, 2006                      3,509,877   $    87,747   $ 1,707,132     $(1,479,828)   $        (5)   $   315,046
                                           ===========   ===========    ===========    ===========    -----------    ===========


                 See Accompanying Notes to Financial Statements.
                                       F-6


                             Cambridge Holdings, Ltd
                            Statements of Cash Flows

                                                                            For the Years Ended June 30,
                                                                                 2006           2005
                                                                             -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                                            $   108,048    $  (277,253)
  Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                                 362          5,841
       Realized (gains) losses on sale of investment securities                 (730,771)        67,251
       Decrease in deferred income tax benefit                                    82,000             --
       Loss on write-off of LLC investment                                            --         65,000
       Realized gain on sale/disposal of fixed assets                                 --        (14,775)
  Changes in:
       Accounts receivable-related party                                          57,722          6,897
       Accrued interest receivable - related party                                   594        (49,284)
       Prepaid and other assets                                                   (6,260)           423
       Accrued liabilities and other                                             330,193          1,344
                                                                             -----------    -----------

         Cash Flows (Used) By Operating Activities                              (158,112)      (194,556)
                                                                             -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Proceeds from sale of investment securities                                     70,513             --
  Purchase of marketable securities                                              (72,410)       (61,830)
  Proceeds from sale of marketable securities                                  1,127,919        216,088
  Additions to note receivable - related parties                                      --        (70,000)
  Collection on notes receivable                                                 150,000         10,000
  Purchase of fixed assets                                                        (2,219)        (1,092)
  Proceeds from sale of fixed assets                                                  --         34,325
  Changes in other assets                                                           (866)            --
                                                                             -----------    -----------

         Cash Flows Provided By Investing Activities                           1,272,937        127,491
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividend paid                                                            (651,508)            --
  Proceeds from exercise of stock options                                         73,750         55,125
                                                                             -----------    -----------

               Cash Flows (Used) Provided By Financing Activities               (577,758)        55,125
                                                                             -----------    -----------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      537,067        (11,940)

CASH AND CASH EQUIVALENTS, beginning of year                                      99,826        111,766
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                       $   636,893    $    99,826
                                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                            $        --    $        --
                                                                             ===========    ===========
         Income taxes                                                        $        --    $        --
                                                                             ===========    ===========
      Schedule of non-cash investing and financing activities:
           Issuance of 130,007 shares of common stock in 2006 for cashless
 exercise of warrants                                                        $        --    $        --
                                                                             ===========    ===========

           Conversion of notes receivable into common stock of A4S           $   425,034    $        --
                                                                             ===========    ===========
           Property distribution as dividend                                 $   755,527    $        --
                                                                             ===========    ===========


                 See Accompanying Notes to Financial Statements.
                                       F-7

                             Cambridge Holdings, Ltd
                          Notes to Financial Statements


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

Concentration of Credit Risk
----------------------------
From time to time the Company's cash position has exceeded the federally insured limits, but no losses have been experienced. At June 30, 2006, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $537,000.

Revenue Recognition
-------------------
Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $362 and $5,841 for the years ended June 30, 2006 and 2005, respectively.

Investment in LLC
-----------------
The investments in LLC's are accounted for under the cost or equity method, depending on the Company's level of investment. The Company invested $75,000 in R&B Surgical Solutions, LLC and $65,000 in Six-Thirty-Three, LLC ("633"). The $65,000 invested in 633 was determined to be worthless during 2005 and accordingly, was written off. The $75,000 invested in R & B Surgical Solutions was sold to a related party in 2006.

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

Options to purchase 440,000 shares of common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the year ended June 30, 2005. There were no options outstanding as of June 30, 2006.

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

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components, both computed on the specific identification method: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). Such amounts are reported net of income taxes, however due to the net operating loss carryforwards that had been available; no income taxes were applied on the computed amounts. This reclassification has no effect on total comprehensive income (loss) or shareholder's equity.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company evaluated the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.


Accounting Changes and Error Corrections
----------------------------------------
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which is a replacement of APB Opinion No. 20, "Accounting Changes" ("APB 20"), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 will have an impact on the Company's financial statements in the future should there be voluntary changes in accounting principles.


NOTE 2 - INVESTMENT SECURITIES

At June 30, 2006 the Company's market value of available for sale securities consisted of the following:
                                                   Gross
                                                 Unrealized     Estimated
                                      Cost          Gain       Fair Value
                                   ----------     ---------    ----------
Common and preferred stocks        $      131     $   5,354    $    5,485


The Company realized net gains (losses) of $730,771 and ($67,251) on the sale of investment securities for the years ended June 30, 2006 and 2005, respectively.

NOTE 3 - NOTES RECEIVABLE

In May 2003, the Company loaned $150,000 to Louisiana Land Systems Inc. The loan was paid back in June 2006 with interest.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  June 30,
                                                    2006

           Furniture and fixtures             $       1,609
           Office equipment                           2,175
                                              -------------

           Total                                      3,784
           Less accumulated depreciation             (1,579)
                                              --------------
                                              $       2,205
                                              =============


NOTE 6 - INCOME TAX EXPENSE (BENEFIT)

At June 30, 2006 the Company had no deferred tax assets or liabilities. At June 30, 2005, the Company had recorded a deferred tax asset of $82,000, which reflected the amount of tax benefit expected to be realized as a result of the available operating loss carryforwards. A valuation allowance had been recorded for the remainder of the June 30, 2005 deferred tax assets as management was not able to determine if it is more likely than not that certain other deferred tax assets will be realized. Due to the taxable gains in the year ended June 30, 2006, the net operating and capital losses have been utilized and the valuation reserve reversed.


Income tax expense (benefit) consisted of:



                                                    For the Years Ended June 30,
                                                     2006               2005
                                                   --------        -------------
Current income taxes                               $332,000        $          --
Deferred income taxes                                82,000                   --
Income tax expense (benefit)                       $414,000        $          --
                                                   ========        =============


A reconciliation of income tax expense (benefit) at the federal statutory rate to the effective tax rate is as follows:

                                                            For the Years Ended June 30,
                                                                 2006           2005
                                                            ------------    -----------
   Income tax expense (benefit) computed at the federal
   statutory rate                                           $    176,000    $  (103,000)
   State income tax expense net of federal benefit                28,000             --
   Taxable gain attributable to distribution                     483,000             --
   Utilization of operating losses                              (353,000)            --
   Change in deferred tax asset                                   82,000             --
   Change in valuation allowance                                      --         92,000
   Other                                                          (2,000)        11,000
                                                            ------------    -----------

   Income tax expense (benefit)                            $     414,000    $        --
                                                           =============    ===========

NOTE 7 - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stockholders' Equity
--------------------
During the year ended June 30, 2006, the Company completed a dividend distribution of approximately $650,000 in cash and 420,000 common share it owned in ANI and 462,000 common shares it owned in A4S. The shares distributed had been accounted for as investment securities available for sale and were recorded at fair value, so no gain or loss was recorded at the time of distribution.

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. During fiscal year 2005 the Company granted 200,000 options under the plan; 75,000 were exercised at $.385 per share and 75,000 were exercised at $.35 per share. During August 2005, 200,000 options were exercised for cash proceeds totaling $73,750. During September 2005, a total of 240,000 options were exercised on a cashless basis whereby the holders surrendered a total of 109,993 other common shares owned in the Company for the exercise consideration resulting in a net increase of 130,007 common shares outstanding, as the 109,993 shares surrendered were thereupon retired.

Pro Forma Stock Option Compensation
-----------------------------------
FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. Had the Company applied the fair value recognition provisions of SFAS 123 to its stock-based employee plans, the net loss for the year ended June 30, 2005 would have increased by $59,500 to a net loss of $336,800, or $.11 per share, versus the $.09 per share loss reported. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with an expected dividend yield of 0%; expected stock price volatility of 100%; risk free interest rate of 4.3% and expected life of 5-10 years. There were no options granted or vested during the year ended June 30, 2006.


A summary of the Company's stock option plans, outstanding options and changes during the years is presented below:


                                                           For the Years Ended
                                                               June 30,
                                                   2006                           2005
                                         -----------------------     --------------------------
                                                       Weighted                       Weighted
                                                       Average                        Average
                                                       Exercise                       Exercise
                                          Shares        Price         Shares           Price
                                         -------      ----------     --------         ---------
  Outstanding, beginning of year         440,000      $     .453      390,000         $    .453

                    Granted                   --              --      200,000
                    Expired/Forfeited         --              --           --                --
                    Exercised            440,000            .453      150,000             .3675
                                         -------      ----------     --------         ---------

  Outstanding, end of year                    -0-     $        -      440,000      $       .435
                                         =======      ==========     =========     ============

  Options exercisable, end of year            -0-     $        -      440,000      $       .435
                                         ========     ==========     =========     ============


NOTE 8 - RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. The per month amount has been reduced to $500 effective October 14, 2006.

The Company held investment securities in Advanced Nutraceuticals, Inc., ("ANI") classified as available for sale at June 30, 2006 and 2005; having an estimated fair value of $1,888 and $3,015,381, respectively. During the year ended June 30, 2006, a gain of $719,490 was recognized upon the sale of ANI shares. At June 30, 2006 the Company owned 581 shares of ANI with a value of approximately $1,900. Subsequent to June 30, 2006, ANI changed its name to Bactolac Pharmaceutical, Inc.

In December 2001 the Company finalized an agreement to acquire securities of AspenBio Pharma, Inc. ("AspenBio") including 330,000 warrants to purchase AspenBio common stock exercisable at $1.00 per share through January 1, 2007. Certain directors, officers, and consultants of the Company also received an aggregate of 530,000 warrants to purchase AspenBio common stock with the same terms.

In July 2002, AspenBio obtained a bank loan for purposes of constructing a new facility. The bank required additional collateral and the Company agreed to guarantee up to $200,000 of the bank loan. AspenBio subsequently closed on a permanent mortgage on the facility thereby releasing the Company from the guarantee. In connection with making the guarantee, AspenBio, Inc. issued a warrant to the Company to purchase 100,000 shares of AspenBio common stock at $1.50 per share, expiring July 5, 2007. At June 30, 2006 the Company owned 750 shares of AspenBio with a value of approximately $1,200.

At June 30, 2006 the Company owned 572 shares of A4S with a value of approximately $2,300. See Note 9.

During the year ended June 30, 2006 in order to dispose of a restricted investment in a privately held LLC, it was sold to certain officers, directors and stockholders (including Greg Pusey and Jeff McGonegal) for its net cost basis of approximately $71,000.

During the year ended June 30, 2006, Greg Pusey received a total of approximately $81,250 for consulting services, automobile expenses and reimbursement of health insurance costs, and Jeff McGonegal received a total of approximately $31,500 for consulting services.

NOTE 9 - SUBSEQUENT EVENTS

During August 2006 5,435 of the 7,133 total warrants rights held in A4S Security, Inc., which were exercisable at $1.66 each, were exercised for total cash consideration of $9,022.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 21, 2006, Cambridge Holdings, Ltd., ("Cambridge" or the "Company") dismissed its independent registered public accounting firm, AJ. Robbins, PC ("AJR"). The decision to change independent registered public accounting firms was made after the completion of a bid process and was approved by the Company's Board of Directors. AJR's reports on Cambridge's financial statements as of and for the years ended June 30, 2005 and 2004 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During each of the years in the two year period ended June 30, 2005, and through July 24, 2006, there were no disagreements between Cambridge and AJR on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AJR, would have caused AJR to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. There were no "reportable events" during the Company's fiscal years ended June 30, 2005 and 2004, and through July 21, 2006.

Cambridge provided AJR with a copy of this disclosure and requested that AJR furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not AJR agrees with the above statements. A copy of such letter dated July 24, 2006 from AJR was included as Exhibit 16.1 to our Report on Form 8-K, stating its agreement with the statements made by us in that Report.

Effective July 24, 2006, Cambridge engaged Cordovano and Honeck LLP ("CH") as its new independent registered public accounting firm. During the last two fiscal years and through July 24, 2006, Cambridge did not consult with CH regarding (1) the application of accounting principles to any transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on Cambridge's financial statements; or (3) any matter that was the subject of a disagreement or a reportable event.



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

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                              Date First
                                Elected                      Principal Occupation
Name                    Age    Director                         and Employment
-----------------       ---    --------      ----------------------------------------------
Gregory Pusey           54       1982        President,   Treasurer  and  Director.   Since
                                             1999,  Mr.  Pusey has served as the  president
                                             and   director  of  Advanced   Nutraceuticals,
                                             Inc.,   a  publicly   held   manufacturer   of
                                             nutraceuticals.  Mr. Pusey is also chairman of
                                             AspenBio   Pharma,   Inc.,  a  publicly   held
                                             manufacturer  of  biomedical   products,   and
                                             chairman  of the  board  of  directors  of A4S
                                             Security,   Inc.  Mr.  Pusey   graduated  from
                                             Boston  College in 1974 with a BS in  finance.
                                             Mr. Pusey is also the  president of Livingston
                                             Capital,   Ltd.,   a   venture   capital   and
                                             business-consulting firm.

Scott Menefee           41       1993        Director.  Mr. Menefee is the Senior  Director
                                             of   Real   Estate    Development   for   Opus
                                             Northwest,   LLC,  a  large   commercial  real
                                             estate  development  firm.  During  his tenure
                                             with  Opus,   he  has  been  involved  in  the
                                             development  of over 3.5  million  square feet
                                             of commercial  real estate,  including  office
                                             buildings,        high-rise        residential
                                             condominiums,    land   development   shopping
                                             centers   and   industrial   properties.   Mr.
                                             Menefee  graduated  from  Southern   Methodist
                                             University   with  a  MBA  in  1989   and  the
                                             University of Denver with a BSBA in 1988.




Jeffrey G. McGonegal    55       2000        Senior Vice  President-Finance,  Secretary and
                                             Director.  Mr.  McGonegal has served as Senior
                                             Vice     President-Finance     of     Advanced
                                             Nutraceuticals,   Inc.  since  February  2000.
                                             Mr.   McGonegal   also  has  served  as  Chief
                                             Financial Officer for A4S Security,  Inc., and
                                             AspenBio  Pharma,   Inc.,  since  2003.  Since
                                             1997,   Mr.   McGonegal  has  also  served  as
                                             Managing  Director  of  McGonegal  and Co.,  a
                                             company  engaged in providing  accounting  and
                                             business  consulting  services.  In  2005  Mr.
                                             McGonegal  was  elected  to serve on the board
                                             of  Imagenetix,  Inc., a publicly held company
                                             in the nutritional  supplements  industry.  He
                                             received  a  BA  degree  in  accounting   from
                                             Florida State  University.  Mr. McGonegal is a
                                             certified  public  accountant  licensed in the
                                             State of Colorado.

The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2006, the Company's Board of Directors held three meetings in person or by consent.

Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2006.

Item 10.  EXECUTIVE COMPENSATION.

(a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2006 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                        Annual Compensation                      Awards          Payouts
                        --------------------  Other              ------          -------
Name and                                      Annual     Restricted               LTIP    All Other
 Principal   Fiscal   Salary                 Compensa-      Stock       Options  Payouts  Compensa-
Position      Year    ($)(1)        Bonus      tion       Awards($)       (#)      ($)   tion($)(2)
------------- ----    ------        -----    --------    ----------     -------  ------- -----------
Gregory Pusey,
President     2006    60,000         -0-        -0-          -0-          -0-      -0-      7,725
              2005    60,000         -0-        -0-          -0-          -0-      -0-      7,725
              2004    60,000         -0-        -0-          -0-          -0-      -0-      7,761


(1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

(2) All other compensation paid that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums paid on Mr. Pusey's behalf. The Company has provided an automobile to Mr. Pusey and paid associated operating and insurance costs. For the year ended June 30, 2006, the lease costs totaled approximately $16,000. In prior years the Company had provided a company-owned vehicle.

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

The 2001 Plan authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. As of June 30, 2006, no options to purchase shares were outstanding.

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

     (b)  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
          --------------------------------------------------------------
          YEAR-END OPTION/SAR VALUES
          --------------------------

                                                                    Number of
                         Shares            Shares                 Shares Under-             Value of
                        Received       Surrendered in          lying Unexercised           Unexercised
     Name             Upon Exercise   Cashless Exercise     Options at 6/30/06 ($)(1)     In-The-Money
     ----             -------------   -----------------    --------------------------     ------------
     Gregory Pusey       100,000           48,498                     -0-                     $-0-
     Scott Menefee       40,000            17,570                     -0-                     $-0-
     Jeff McGonegal      100,000           43,925                     -0-                     $-0-

     (1) Calculated based on the bid price of the Company's common stock of $0.15 per share on that date.


     (c)  EQUITY COMPENSATION PLAN INFORMATION
          ------------------------------------

     The Company has no outstanding options, accordingly, this section is omitted.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth ownership as of September 18, 2006 of the issued and outstanding shares of the Company's $.025 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its $.025 par value common stock.

                                          Number of                Percent of
Beneficial Owner                           Shares                     Class
---------------------------              -----------               -----------
Scott Menefee                              102,430                    2.9%
1934 Foothills Drive South
Golden, CO 80401

Gregory Pusey                             1,694,018                   48.3%
106 S. University Blvd. #14
Denver, CO 80209 (1)

Jeffrey G. McGonegal                       141,075                    4.0%
1905 W. Valley Vista Drive
Castle Rock, CO 80109

All officers and directors as a           1,937,523                   55.2%
group (3 persons) (1)

E. Jeffrey Peierls                         302,224                    8.6%
73 S. Holman Way
Golden, CO 80401 (2)

Brian Peierls                              219,011                    6.2%
7808 Harvestman Cove
Austin, TX  78731 (3)


     (1) Includes 18,604 shares owned jointly by Mr. Pusey with his wife, and an aggregate of 68,909 shares owned by Mrs. Pusey, individually or their daughter.

     (2) Does not include 219,011 shares held of record by Brian E. Peierls. E. Jeffrey Peierls disclaims beneficial ownership in the shares held by other members of his family and Kathryn and Alice Thames.

     (3) Does not Include 302,224 shares held of record by E. Jeffrey Peierls.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $500 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party. In addition, the Company has provided a car for Gregory Pusey which will expire upon the termination of the current lease in October 2006.

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

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's Board of Directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value for financial reporting purposes of approximately $475,000. The Company's Board of Directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to Cambridge's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the Board of Directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders.

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

Commencing in December 2002 through August 2004, the Company made a series of loans to A4S Security, Inc. (formerly, A4S Technologies, Inc.) ("A4S"). A4S, which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. Cumulatively approximately $557,000 was invested in A4S with $132,000 (through debt conversion and warrants exercises) represented by 18,801 common shares of A4S and $425,000 represented by 6% convertible notes payable, as of June 30, 2005. In connection with the public offering by A4S in July 2005, the convertible notes and accrued interest were converted into a total of 439,000 common shares of A4S. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of A4S. The warrants are exercisable at an average exercise price of $5.65 per share. In connection with the initial transaction, Gregory Pusey, President of the Company, became a member of the A4S Board of Directors and subsequently became the chairman. Mr. Pusey also served as the agent for the various purchasers pursuant to certain agreements made in connection with the A4S loans. Mr. Pusey and members of his family currently hold 7,626 shares of A4S common stock which they received in note conversions and warrant exercises. Additionally, they hold warrants to purchase an aggregate of 4,197 shares of A4S common stock. Jeffrey
G. McGonegal currently holds an aggregate of 24,335 shares of A4S common stock, which was received in note conversions and warrant exercises. Messrs. Pusey (and members of his family) and McGonegal purchased their A4S securities under the same terms and conditions as the Company. Gregory Pusey became a member of the Board of Directors of A4S in January 2003 in connection with the Company's initial loan to A4S and Chairman in 2004. During August 2006 5,435 of the warrants owned that were exercisable at $1.66 each were exercised for total cash consideration of $9,022.

Item 13.  EXHIBITS

     (a) EXHIBITS.

       The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (a) Audit Fees. During the fiscal years ended June 30, 2006 and 2005, the aggregate fees billed by the Company's previous auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $12,500 and $11,000, respectively.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2006 and 2004 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2006 and 2005.


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

                                             CAMBRIDGE HOLDINGS, LTD.

Date: September 28, 2006               By:   /s/ Gregory Pusey
                                             ------------------
                                             Gregory Pusey
                                             President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2006               By:   /s/ Gregory Pusey
                                             ------------------
                                             Gregory Pusey
                                             President, Treasurer and Director



Date: September 28, 2006               By:   /s/ Jeffrey G. McGonegal
                                             ------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President-Finance,
                                             Secretary and Director


Date: September 28, 2006               By:   /s/ Scott Menefee
                                             -----------------------
                                             Scott Menefee, Director