Form 10QSB
period 2006-09-30
CAMBRIDGE HOLDINGS LTD
filed 2006-11-09
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ TO ______________

Commission file number 0-12962

                            Cambridge Holdings, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-0826695
           --------                                        ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

        106 S. University Blvd., #14
              Denver, Colorado                                       80209
 ---------------------------------------                            --------
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

                                                          Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes  [X]    No  [_]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at November 3, 2006
Common Stock, $.025 par value                          3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information...............................................3

Balance Sheets as of September 30, 2006 and June 30, 2006....................4

Statements of Operations and Comprehensive Income (Loss) for
the three-month periods ended September 30, 2006 and 2005....................5

Statements of Cash Flows for the three-month periods ended
September 30, 2006 and 2005..................................................6

Notes to Financial Statements..............................................7-9

Management's Discussion and Analysis......................................9-10

Controls and Procedures.....................................................10

Part II.  Other Information.................................................11

Signature Page..............................................................11







                                  Page 2 of 11
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2006



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

The results for the three months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2006.






                                  Page 3 of 11
                                  Form 10-QSB



                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                  September 30,
                                                                      2006          June 30,
                                                                   (Unaudited)        2006
                                                                   -----------    -----------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $   269,566    $   636,893
  Investment securities available for sale, net                         35,241          5,485
  Prepaid and other assets                                              12,000          6,260
                                                                   -----------    -----------

       Total current assets                                            316,807        648,638

  Property and equipment, net                                            8,654          2,205
                                                                   -----------    -----------

                                                                   $   325,461    $   650,843
                                                                   ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $     4,024    $     3,797
  Accrued income tax                                                        --        332,000
                                                                   -----------    -----------


       Total current liabilities                                         4,024        335,797
                                                                   -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding             87,747         87,747
  Additional paid-in capital                                         1,707,132      1,707,132
  Accumulated (deficit)                                             (1,494,171)    (1,479,828)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale             20,729             (5)
                                                                   -----------    -----------


  Total stockholders' equity                                           321,437        315,046
                                                                   -----------    -----------


                                                                   $   325,461    $   650,843
                                                                   ===========    ===========




            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 4 of 11
                                  Form 10-QSB




                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                          Three months ended September 30,
                                                          --------------------------------
                                                               2006            2005
                                                            -----------    -----------
REVENUES:
     Net realized gains on sales of marketable securities   $    16,662    $   740,489
     Interest and dividend income                                 4,776          4,521
                                                            -----------    -----------
         Total revenues                                          21,438        745,010


OPERATING EXPENSES:
     Operating, general, and administrative                      39,781         85,559
                                                            -----------    -----------


         Total operating expenses                                39,781         85,559
                                                            -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAX                             (18,343)       659,451

     Income Tax (Benefit)                                        (4,000)            --
                                                            -----------    -----------

NET INCOME (LOSS)                                               (14,343)       659,451

OTHER COMPREHENSIVE INCOME (LOSS), net of tax-
     Unrealized holding gains                                    20,729        513,627
     Net unrealized (loss)                                           --         (7,609)
                                                            -----------    -----------


COMPREHENSIVE INCOME (LOSS)                                 $     6,386    $ 1,165,469
                                                            ===========    ===========



NET INCOME PER COMMON SHARE, basic and diluted              $    ( Nil)    $       .20
                                                            ===========    ===========


Weighted average number of common shares outstanding          3,509,877      3,262,838
                                                            ===========    ===========





            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 5 of 11
                                  Form 10-QSB






                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three months ended September 30,
                                                           --------------------------------
                                                                  2006            2005
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                             $   (14,343)   $   659,451
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                                429             60
         Realized (gains) on sales of marketable securities            --       (740,489)
  Changes in:
         Accounts receivable - related party                           --            467
         Accrued interest receivable - related party                   --         39,902
         Other assets                                              (5,740)            --
         Accrued expenses and other                              (331,773)         8,417
                                                              -----------    -----------


         Cash flows (used) by operating activities               (351,427)       (32,192)
                                                              -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                                (9,022)       (72,410)
  Proceeds from sales of marketable securities                         --      1,111,638
  Purchase of fixed assets                                         (6,878)            --
                                                              -----------    -----------


         Cash flows provided (used) by investing activities       (15,900)     1,039,228
                                                              -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                              --         73,750

                                                              -----------    -----------

         Cash flows provided by financing activities                   --         73,750
                                                              -----------    -----------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                   (367,327)     1,080,786

CASH AND CASH EQUIVALENTS, beginning of period                    636,893         99,826
                                                              -----------    -----------


CASH AND CASH EQUIVALENTS, end of period                      $   269,566    $ 1,180,612
                                                              ===========    ===========

  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $        --    $        --
       Cash paid during the period for income taxes           $   340,000    $        --



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 6 of 11
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other
----------------------------------------------

At September 30, 2006 the Company's market value of available for sale securities consisted of the following:


                                                            Gross     Estimated
                                                         Unrealized      Fair
        Description                               Cost      Gain        Value
----------------------------------------------  -------  ----------   ----------
Equity securities:
       Security With Advanced Technology, Inc.  $ 9,153  $   23,777   $   32,931
       AspenBio Pharma, Inc.                         --       1,275        1,275
       Bactolac Pharmaceutical, Inc.                 --       1,029        1,029
       Other                                         --           7            6
                                                -------  ----------   ----------
       Totals                                   $ 9,153  $   26,088   $   35,241
                                                =======  ==========   ==========


During the three months ended September 30, 2006, proceeds of $16,662 were received from the sale of available for sale securities resulting in a $16,662 gain on the sale, determined on the specific identification method.

Commencing in December 2002 through August 2004, the Company made a series of investments in Security With Advanced Technology, Inc. (formerly - A4S Security, Inc. ("SWAT"). SWAT, which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. The Company currently owns 6,007 common shares and 5,000 publicly tradable warrants in SWAT. In connection with certain of the note investments, the Company received 7,133 warrants to acquire common stock of SWAT. The warrants were exercisable at an average exercise price of $5.65 per share. During August 2006 5,435, of the warrants that were exercisable at $1.66 each, were exercised for total cash consideration of $9,022. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal serves as SWAT's chief financial officer.

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). The Company currently owns 750 common shares of AspenBio. In connection with the equity investments and loan guarantees, the Company acquired 438,571 warrants of AspenBio. 310,000 of the warrants are exercisable at $1 per share expire January 1, 2007, 100,000 of the warrants are exercisable at $1.50 per share and expire July 5, 2007 and 28,571 of the warrants are exercisable at $1.50 per share and expire August 2009. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal serves as AspenBio's chief financial officer.

The Company had made a series of investments in Bactolac Pharmaceutical, Inc., (formerly - Advanced Nutraceuticals, Inc.) ("BPI"). In August 2005 BPI completed a cash tender offer under which approximately 499 (after a 500 for one reverse split by BPI) common shares then owned by the Company were re-purchased by BPI for cash of approximately $1,060,000. The Company owned approximately 841(after a 500 for one reverse split by BPI) common shares of BPI following completion of the tender offer. In December 2005 the Company distributed substantially all of the remaining shares of BPI stock to its shareholders in connection with the liquidation of its investment holdings. The Company currently owns one share of BPI. Greg Pusey is the secretary and a director and Jeffrey G. McGonegal is the assistant secretary of Bactolac.




                                  Page 7 of 11
                                  Form 10-QSB

Note 2 - Stock Options
----------------------

During September 2005 three directors and officers of the Company exercised a total of 240,000 stock options. The options were exercised through the surrender of 109,993 other common shares of the Company, owned by the three individuals. These transactions resulted in a net increase of 130,007 common shares outstanding following the exercise. At September 30, 2006 no stock options are outstanding.

Note 3 - Income Tax Expense (Benefit)
-------------------------------------

At September 30, 2006 the Company had no deferred tax assets or liabilities. Due to the taxable gains in the year ended June 30, 2006, the prior net operating and capital losses have been utilized and the previous valuation reserve reversed.


Income tax expense (benefit) consisted of:

                                              Three Months Ended September 30,
                                             --------------------------------
                                                 2006                2005
                                              ----------          ----------
Current income tax benefit:
         Federal                              $    3,000          $       --
         State                                     1,000                  --
                                              ----------          ----------
Income tax benefit                            $    4,000          $       --
                                              ==========          ==========


Note 4 - Related Party Transactions
-----------------------------------

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services. The monthly payment amount was reduced to $500 effective October 2006.

Greg Pusey, President, receives $5,000 per month for consulting services, plus a total of $5,200 during the three months ended September 30, 2006 for automobile expenses and reimbursement of health insurance costs. During the three months ended September 30, 2006, Jeff McGonegal, Chief Financial Officer, received $5,000 for consulting services.

Note 5 - Asset Distribution
---------------------------

At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount. This distribution was completed during December 2005.



                                  Page 8 of 11
                                  Form 10-QSB

Note 6 - Recently Issues Accounting Pronouncements
--------------------------------------------------

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


Liquidity and Capital Resources
-------------------------------

At September 30, 2006, the Company had cash and cash equivalents of $269,600 and working capital of $312,800.

For the three-month period ended September 30, 2006 operating activities used cash of $351,400. The cash was primarily used to pay accrued income taxes of $331,800.

For the three-month period ended September 30, 2005 operating activities used cash of $32,200. Gains realized on the sale of marketable securities were $740,500. Accrued interest receivable decreased providing cash of $39,900.



                                  Page 9 of 11
                                  Form 10-QSB

Cash used by investing activities was $15,900 during the three-month period ended September 30, 2006. The Company used $9,000 to purchase marketable securities and $6,900 to purchase fixed assets.

Cash provided by investing activities was $1,039,200 during the three-month period ended September 30, 2005. The Company used $72,400 to purchase marketable securities. Proceeds from sales of marketable securities provided $1,111,600.


There were no financing activities during the three-month period ended September 30, 2006. Financing activities during the three-month period ended September 30, 2005 provided cash of $73,800 from the exercise of stock options.

Comprehensive Income (Loss)
---------------------------

For the three-month periods ended September 30, 2006 and 2005, other comprehensive income (loss), net of tax, consisted of unrealized holding gains and losses on investment securities held for resale and in 2005 unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.


Results of Operations
---------------------

Three-month Period Ended September 30, 2006 compared to Three-month Period Ended September 30, 2005

The Company's revenues for the three-month period ended September 30, 2006 totaled $21,400 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the three-month period ended September 30, 2005 totaled $745,000 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $39,800 in the 2006 period, a $45,800 or 54% reduction from the 2005 comparable period. The reduction primarily relates to the additional professional fees associated with the costs of responding to the SEC's review of the Company's filings and the asset distribution that was completed in December 2005.

Item 3.   Controls and Procedures

       (a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the "Evaluation Date"). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.





                                  Page 10 of 11
                                   Form 10-QSB

                           Part II. Other Information



Item 6.  Exhibits

          (a) Exhibits 31.1, 31.2 and 32 are furnished.








                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                               September 30, 2006



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CAMBRIDGE HOLDINGS, LTD.



November 9, 2006                      By:         /s/ Gregory Pusey
                                            ----------------------------------
                                      Gregory Pusey
                                      President, Treasurer and Director


November 9, 2006                      By:           /s/ Jeffrey G. McGonegal
                                            ----------------------------------
                                      Jeffrey G. McGonegal
                                      Senior Vice President-Finance,
                                      Chief Financial Officer and Director






                                  Page 11 of 11
                                   Form 10-QSB