Form 10QSB
period 2006-12-31
CAMBRIDGE HOLDINGS LTD
filed 2007-02-13
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2006

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


            Class                               Outstanding at January 19, 2007
Common Stock, $.025 par value                              3,509,877

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information................................................3

Balance Sheets as of December 31, 2006 and June 30, 2006......................4

Statements of Operations and Comprehensive Income (Loss) for the
three-month and six-month periods ended December 31, 2006 and 2005............5

Statements of Cash Flows for the six-month periods ended December 31,
2006 and 2005.................................................................6

Notes to Financial Statements...............................................7-9

Management's Discussion and Analysis.......................................9-10

Controls and Procedures......................................................10

Part II.  Other Information..................................................10

Signature Page...............................................................11







                                  Page 2 of 12
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2006



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

The results for the six months ended December 31, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2006.








                                  Page 3 of 12
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                               December 31,
                                                                   2006         June 30,
                                                               (Unaudited)        2006
                                                               -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                    $    41,013    $   636,893
  Investment securities available for sale, net                    822,758          5,485
  Prepaid and other assets                                          21,430          6,260
                                                               -----------    -----------

       Total current assets                                        885,201        648,638

  Property and equipment, net                                        9,909          2,205
                                                               -----------    -----------

                                                               $   895,110    $   650,843
                                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $     4,567    $     3,797
  Accrued income tax                                                    --        332,000
                                                               -----------    -----------


       Total current liabilities                                     4,567        335,797
                                                               -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares                 87,747         87,747
       authorized:  3,509,877 and 3,509,877 shares issued
       and outstanding, respectively
  Additional paid-in capital                                     1,707,132      1,707,132
  Accumulated (deficit)                                         (1,512,582)    (1,479,828)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale        608,246             (5)
                                                               -----------    -----------



  Total stockholders' equity                                       890,543        315,046
                                                               -----------    -----------


                                                               $   895,110    $   650,843
                                                               ===========    ===========





            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 4 of 12
                                  Form 10-QSB





                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                Three months ended           Six months ended
                                                   December 31,                 December 31,
                                               2006           2005          2006           2005
                                           -----------    -----------    -----------    -----------
Revenues:
Net realized gains (losses) on sales of
   investment securities                   $     3,457    $    (9,719)   $    21,326    $   730,771
Interest and dividend income                     4,664         11,629          8,232         16,150
                                           -----------    -----------    -----------    -----------

Total revenues                                   8,121          1,910         29,558        746,921
                                           -----------    -----------    -----------    -----------

Expenses:
   Operating, general and administrative        35,531         99,745         75,312        185,304
                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes              (27,410)       (97,835)       (45,754)       561,617
                                           -----------    -----------    -----------    -----------


Income tax (benefit) expense (Note 5)           (9,000)       622,000        (13,000)       622,000
                                           -----------    -----------    -----------    -----------


Net income (loss)                          $   (18,410)   $  (719,835)   $   (32,754)   $   (60,383)

Other comprehensive income (loss),
net of income tax:
  Unrealized holding gains (losses)            587,517     (3,083,287)       608,251     (2,569,660)
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $   569,107    $(3,803,122)   $   575,497    $(2,630,043
                                           ===========    ===========    ===========    ===========


Basic and diluted income (loss)
   per common share:                       $      (.01)   $      (.21)   $      (.01)   $      (.02)
                                           ===========    ===========    ===========    ===========


Weighted average number of common
shares outstanding                           3,509,877      3,509,877      3,509,877      3,387,032
                                           ===========    ===========    ===========    ===========




            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS





                                  Page 5 of 12
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six months ended December 31,
                                                                 2006           2005
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                             $   (32,754)   $   659,451
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                                992             60
         Realized (gains) on sales of marketable securities            --       (740,489)
  Changes in:
         Accounts receivable - related party                           --            467
         Accrued interest receivable - related party                   --         39,902
         Other assets                                             (15,170)            --
         Accrued expenses and other                              (331,230)         8,417
                                                              -----------    -----------


         Cash flows (used) by operating activities               (378,162)       (32,192)
                                                              -----------    -----------


CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                              (209,022)       (72,410)
  Proceeds from sales of marketable securities                         --      1,111,638
  Purchase of fixed assets                                         (8,696)            --
                                                              -----------    -----------

         Cash flows provided (used) by investing activities      (217,718)     1,039,228
                                                              -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                              --         73,750
                                                              -----------    -----------


         Cash flows provided by financing activities                   --         73,750
                                                              -----------    -----------


NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                   (595,880)     1,080,786

CASH AND CASH EQUIVALENTS, beginning of period                    636,893         99,826
                                                              -----------    -----------


CASH AND CASH EQUIVALENTS, end of period                      $    41,013    $ 1,180,612
                                                              ===========    ===========


  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $        --    $        --
       Cash paid during the period for income taxes           $   340,000    $        --



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                  Page 6 of 12
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

At December 31, 2006 the Company's market value of available for sale securities consisted of the following:

                                                                               Gross   Estimated
                                                                            Unrealized    Fair
             Description                                            Cost       Gain      Value
             -----------                                          --------   --------   --------

     Equity securities:
            Security With Advanced Technology, Inc.               $  9,153   $ 29,411   $ 38,564
            AspenBio Pharma, Inc.                                  200,000    576,204    776,204
            Bactolac Pharmaceutical, Inc.                               --      1,490      1,490
            Security With Advanced Technology, Inc. -  Warrants         --      6,500      6,500
                                                                  --------   --------   --------

            Totals                                                $209,153   $613,605   $822,758
                                                                  ========   ========   ========

During the six months ended December 31, 2006, proceeds of $21,326 were received from the sale of available for sale securities resulting in a $21,326 gain on the sale, determined on the specific identification method.

Commencing in December 2002 through August 2004, the Company made a series of investments in Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.) ("SWAT"). SWAT, which completed an initial public offering of its securities in July 2005, markets high resolution mobile digital video recording systems for security and surveillance. The Company currently owns 6,007 common shares and 5,000 publicly tradable warrants in SWAT. In connection with certain note investments made by the Company in 2003 & 2004, the Company received 7,133 warrants to acquire common stock of SWAT. The warrants were exercisable at an average exercise price of $5.65 per share. During August 2006 5,435 of the warrants that were exercisable at $1.66 each, were exercised for total cash consideration of $9,022. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as SWAT's chief financial officer.

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). The Company currently owns 264,916 common shares of AspenBio. In connection with the equity investments and certain loan guarantees, the Company acquired 438,571 warrants of AspenBio. Of these warrants, 310,000 were exercisable at $1 per share with an expiration date of January 1, 2007. Due to the pending expiration of these warrants, the Company exercised 200,000 of these warrants for cash of $200,000 and the 110,000 balance of these warrants were exercised on a cashless basis that resulted in 64,166 additional shares of AspenBio being acquired, in December 2006. The Company also owns 100,000 warrants which are exercisable at $1.50 per share and expire July 5, 2007 and 28,571 warrants which are exercisable at $1.50 per share, both of which are subject to anti-dilution price protection and 28,571 warrants expire August 2009. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer.



                                  Page 7 of 12
                                  Form 10-QSB

This recent investment of $200,000 was made in the AspenBio common stock from the exercise of warrants owned from a 2001 investment that were approaching expiration. The $200,000 invested, resulted in a current total equity value of approximately $776,000.

Following prior inquiries by the SEC in 2005, we advised the SEC of our intention to liquidate our assets in order to, among other factors, eliminate the applicability of the Investment Company Act. Management intends to liquidate this investment as well as other investment assets on an orderly basis as soon as it is feasible to do so in order to complete the liquidation of the Company in accordance with the Investment Company Act of 1940 rules and the Company's agreement with the SEC.

The Company made a series of investments in Bactolac Pharmaceutical, Inc. (formerly - Advanced Nutraceuticals, Inc.) ("BPI"). In August 2005, BPI completed a cash tender offer under which approximately 499 (after a 500 for one reverse split by BPI) common shares then owned by the Company were re-purchased by BPI for cash of approximately $1,060,000. The Company owned approximately 841(after a 500 for one reverse split by BPI) common shares of BPI following completion of the tender offer. In December 2005 the Company distributed substantially all of the remaining shares of BPI stock to its shareholders in connection with the liquidation of its investment holdings. The Company currently owns one share of BPI. Greg Pusey is the secretary and a director and Jeffrey G. McGonegal is the assistant secretary of Bactolac.

Note 2 - Stock Options

During September 2005 three directors and officers of the Company exercised a total of 240,000 stock options. The options were exercised through the surrender of 109,993 other common shares of the Company, owned by the three individuals. These transactions resulted in a net increase of 130,007 common shares outstanding following the exercise. At December 31, 2006 no stock options are outstanding.

Note 3 - Income Tax Expense (Benefit)

At December 31, 2006 the Company had no deferred tax assets or liabilities. Due to the taxable gains in the year ended June 30, 2006, the prior net operating and capital losses have been utilized and the previous valuation reserve reversed. Income tax benefits recognized in 2006 relate to the Company's ability to carryback current year losses to recover income taxes previously paid.






                                  Page 8 of 12
                                  Form 10-QSB

Income tax expense (benefit) consisted of:

                                         Three Months Ended      Six Months Ended
                                             December 31,           December 31,
                                         2006          2005      2006        2005
                                        --------    --------   --------    --------
Current income tax expense (benefit):
         Federal                        $ (8,000)   $622,000   $(11,000)   $622,000
         State                            (1,000)         --     (2,000)         --
                                        --------    --------   --------    --------
Income tax benefit                      $ (9,000)   $622,000   $(13,000)   $622,000
                                        ========    ========   ========    ========


Note 4 - Related Party Transactions

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.

The Company shares corporate office space and administrative staff with a director and officer of the Company. The Company paid its affiliate $750 per month for these facilities and services. The monthly payment amount was reduced to $500 effective December 2006.

Greg Pusey, President, receives $5,000 per month for consulting services, plus a total of $6,987 during the six months ended December 31, 2006 for automobile expenses and reimbursement of health insurance costs. No automobile and health insurance costs will be reimbursed after December 31, 2006. During the six months ended December 31, 2006, Jeff McGonegal, chief financial officer, received $15,000 for consulting services.


Note 5 - Recently Issues Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.



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



                                  Page 9 of 12
                                  Form 10-QSB

Liquidity and Capital Resources
-------------------------------

At December 31, 2006, the Company had cash and cash equivalents of $41,000 and working capital of $880,600. The working capital resulted from the recent investment made in the AspenBio common stock from the exercise of warrants owned from a 2001 investment, that were approaching expiration. The $200,000 invested, resulted in a current total equity value of approximately $776,000.

Following prior inquiries by the SEC in 2005, we advised the SEC of our intention to liquidate our assets in order to, among other factors, eliminate the applicability of the Investment Company Act. Management intends to liquidate this investment as well as other investment assets on an orderly basis as soon as it is feasible to do so in order to complete the liquidation of the Company in accordance with the Investment Company Act rules and the Company's agreement with the SEC.

As part of its evaluation, the Board of Directors and management are considering means to enhance shareholders' value in the Company. This includes consideration of an acquisition (recognizing the Company's limited resources), merger or reverse merger with an operating entity that desires to be a public company.

For the six-month period ended December 31, 2006 operating activities used cash of $378,200. The cash was primarily used to pay accrued income taxes of $331,800.

For the six-month period ended December 31, 2005 operating activities used cash of $32,200. Gains realized on the sale of marketable securities were $740,500. Accrued interest receivable decreased providing cash of $39,900.

Cash used by investing activities was $217,700 during the six-month period ended December 31, 2006. The Company used $209,000 to purchase marketable securities and $8,700 to purchase fixed assets.

Cash provided by investing activities was $1,039,200 during the six-month period ended December 31, 2005. The Company used $72,400 to purchase marketable securities. Proceeds from sales of marketable securities provided $1,111,600.


There were no financing activities during the six-month period ended December 31, 2006. Financing activities during the six-month period ended December 31, 2005 provided cash of $73,800 from the exercise of stock options.

Comprehensive Income (Loss)
---------------------------

For the six-month periods ended December 31, 2006 and 2005, other comprehensive income (loss), net of tax, consisted of unrealized holding gains on investment securities held for resale and in 2005 unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.


Results of Operations
---------------------

Three-month Period Ended December 31, 2006 compared to Three-month Period Ended
-------------------------------------------------------------------------------
December 31, 2005
-----------------



                                  Page 10 of 12
                                   Form 10-QSB

The Company's revenues for the three-month period ended December 31, 2006 totaled approximately $8,100 consisting of realized gains on sales of investment securities of $3,500 and interest and dividend income of $4,700. The Company's revenues for the three-month period ended December 31, 2005 totaled approximately $1,900 consisting primarily of interest and dividend income, net of realized losses on the disposal of investment securities.

The Company's expenses for the three month periods ended December 31, 2006 and 2005, totaled $35,500 and $99,700 respectively. The higher expenses in 2005 were primarily associated with additional professional fees incurred in responding to the SEC's inquiry letter and related resolution, including the costs associated with the Company's liquidation and asset distribution.

Six-month Period Ended December 31, 2006 compared to Six-month Period Ended
---------------------------------------------------------------------------
December 31, 2005
-----------------

The Company's revenues for the six-month period ended December 31, 2006 totaled $29,600 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the six-month period ended December 31, 2005 totaled $747,000 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $75,300 in the 2006 period and $185,300 in the 2005 period. The reduction primarily relates to the additional professional fees associated with the costs of responding to the SEC's review of the Company's filings and the asset distribution that was completed in December 2005.

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

                                December 31, 2006



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CAMBRIDGE HOLDINGS, LTD.



February 13, 2007                         By:         /s/ Gregory Pusey
                                                --------------------------------
                                          Gregory Pusey
                                          President, Treasurer and Director


February 13, 2007                         By:           /s/ Jeffrey G. McGonegal
                                                --------------------------------
                                          Jeffrey G. McGonegal
                                          Senior Vice President-Finance,
                                          Chief Financial Officer and Director







                                  Page 12 of 12
                                   Form 10-QSB