Form 10QSB
period 2007-03-31
CAMBRIDGE HOLDINGS LTD
filed 2007-05-14
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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


            Class                                     Outstanding at May 2, 2007
Common Stock, $.025 par value                                  3,509,877

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information...............................................3

Balance Sheets as of March 31, 2007 and June 30, 2006........................4

Statements of Operations and Comprehensive Income (Loss) for the
three-month and nine-month periods ended March 31, 2007 and 2006.............5

Statements of Cash Flows for the nine-month periods ended March 31,
2007 and 2006................................................................6

Notes to Financial Statements..............................................7-9

Management's Discussion and Analysis.....................................10-11

Controls and Procedures.....................................................11

Part II.  Other Information.................................................12

Signature Page..............................................................13

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2007



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

The results for the nine months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2006.


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                           March 31,
                                                                             2007         June 30,
                                                                          (Unaudited)       2006
                                                                          -----------    -----------
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    17,125    $   636,893
  Investment securities available for sale, net                             1,022,634          5,485
  Prepaid and other assets                                                     21,430          6,260
                                                                          -----------    -----------
       Total current assets                                                 1,061,189        648,638

  Property and equipment, net                                                   9,229          2,205
                                                                          -----------    -----------

                                                                          $ 1,070,418    $   650,843
                                                                          ===========    ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $     3,638    $     3,797
  Accrued income tax                                                               --        332,000
                                                                          -----------    -----------

       Total current liabilities                                                3,638        335,797
                                                                          -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares                            87,747         87,747
       authorized:  3,509,877 and 3,509,877 shares issued
       and outstanding, respectively
  Additional paid-in capital                                                1,707,132      1,707,132
  Accumulated (deficit)                                                    (1,536,221)    (1,479,828)
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized gains on securities, available for sale                   808,122             (5)
                                                                          -----------    -----------

  Total stockholders' equity                                                1,066,780        315,046
                                                                          -----------    -----------

                                                                          $ 1,070,418    $   650,843
                                                                          ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  Page 4 of 13
                                  Form 10-QSB



                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                               Three months ended            Nine months ended
                                                    March 31,                    March 31,
                                              2007            2006          2007            2006
                                           -----------    -----------    -----------    -----------
Revenues:
Net realized gains (losses) on sales of
   investment securities                   $        --    $        --    $    21,326    $   730,771
Interest and dividend income                       257          4,221          8,489         20,371
                                           -----------    -----------    -----------    -----------

Total revenues                                     257          4,221         29,815        751,142
                                           -----------    -----------    -----------    -----------

Expenses:
   Operating, general and administrative        23,896         32,965         99,208        218,270
                                           -----------    -----------    -----------    -----------

Income (Loss) before income taxes              (23,639)       (28,744)       (69,393)       532,872
                                           -----------    -----------    -----------    -----------


Income tax (benefit) expense (Note 5)               --             --        (13,000)       622,000
                                           -----------    -----------    -----------    -----------


Net loss                                   $   (23,639)   $   (28,744)   $   (56,393)   $   (89,128)

Other comprehensive income (loss),
  net of income tax:
  Unrealized holding gains (losses)            199,876             --        808,127     (2,569,660)
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $   176,237    $   (28,744)   $   751,734    $(2,658,788)
                                           ===========    ===========    ===========    ===========
Basic and diluted income (loss)
   per common share:                       $      (.01)   $      (.01)   $      (.02)   $      (.03)
                                           ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding                         3,509,877      3,509,877      3,509,877      3,427,531




            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  Page 5 of 13
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Nine months ended March 31,
                                                                  2007           2006
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                             $   (56,393)   $   (89,128)
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                              1,672            235
         Deferred income tax expense                                   --         82,000
         Realized (gains) on sales of marketable securities            --       (730,771)
  Changes in:
         Accounts receivable - related party                           --            594
         Accrued interest receivable - related party                   --         36,152
         Prepaids and other assets                                (15,170)        (3,135)
         Accrued expenses and other                              (332,159)        (2,397)
         Accrued income taxes                                          --        540,000
                                                              -----------    -----------

         Cash flows (used) by operating activities               (402,050)      (166,450)
                                                              -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                              (209,022)       (72,410)
  Proceeds from sales of marketable securities                         --      1,127,919
  Proceeds from disposal of LLC investment                             --         75,000
  Purchase of fixed assets                                         (8,696)        (1,810)
                                                              -----------    -----------

         Cash flows provided (used) by investing activities      (217,718)     1,128,699
                                                              -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Cash dividend paid                                                   --       (651,508)
  Proceeds from exercise of stock options                              --         73,750
                                                              -----------    -----------

         Cash flows provided by financing activities                   --       (577,758)
                                                              -----------    -----------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                   (619,768)       384,491

CASH AND CASH EQUIVALENTS, beginning of period                    636,893         99,826
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                      $    17,125    $   484,317
                                                              ===========    ===========

  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $        --    $        --
       Cash paid during the period for income taxes           $   340,000    $        --



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  Page 6 of 13
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

At March 31, 2007 the Company's market value of available for sale securities consisted of the following:

                                                                             Gross     Estimated
                                                                          Unrealized      Fair
                  Description                                  Cost          Gain        Value
                 ------------                                ----------   ----------   ----------

Equity securities:
       Security With Advanced Technology, Inc.               $    9,153   $   15,896   $   25,049
       AspenBio Pharma, Inc.                                    200,000      793,435      993,435
       Bactolac Pharmaceutical, Inc.                                 --        1,150        1,150
       Security With Advanced Technology, Inc. -  Warrants
                                                                     --        3,000        3,000
                                                             ----------   ----------   ----------

       Totals                                                $  209,153   $  813,481   $1,022,634
                                                             ==========   ==========   ==========

During the nine months ended March 31, 2007, proceeds of $21,326 were received from the sale of securities resulting in a $21,326 gain on the sale, determined on the specific identification method.

Commencing in March 2002, the Company made a series of investments in Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.) ("SWAT"). SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6,007 common shares and 5,000 publicly tradable warrants in SWAT. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as SWAT's chief financial officer.

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). At March 31, 2007 the Company owned 264,916 common shares of AspenBio. As of March 31, 2007, the Company also owned a total of 128,571 warrants which were exercisable at an average exercise price of $1.17 per share. Subsequent to March 31, 2007 these warrants were exercised for cash resulting in the issuance of 128,571 AspenBio common shares. The Company thereupon sold 100,000 AspenBio common shares for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey
G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

The Company currently owns one share of Bactolac Pharmaceutical, Inc. (formerly
- Advanced Nutraceuticals, Inc.) ("BPI"),a privately held contract vitamin and nutraceutical manufacturer. Greg Pusey is the secretary and a director and Jeffrey G. McGonegal is the assistant secretary of Bactolac.


                                  Page 7 of 13
                                  Form 10-QSB

Following prior inquiries by the SEC in 2005, we advised the SEC of our intention to liquidate our assets in order to, among other factors, eliminate the applicability of the Investment Company Act. Shortly thereafter all of our non-affiliate equity positions were liquidated. Most of our large stock investments, where we had affiliate status were registered and distributed to our shareholders. Recently we exercised AspenBio warrants that were in the money so that we could put the company in a position to receive registered common shares. Management intends to continue to liquidate its remaining investments on an orderly basis as soon as it is feasible to do so in order to complete the liquidation of the Company in accordance with the Investment Company Act of 1940 rules and the Company's agreement with the SEC. In continuation of this plan in April 2007; 100,000 common shares held in AspenBio were sold for cash proceeds of approximately $445,000.

It is the intention of management to liquidate its remaining investment assets, retain an appropriate level of cash reserves and consider distributing any excess proceeds as dividends to the Cambridge shareholders. Management anticipates attempting to locate an operating company that would be an appropriate merger partner for the remaining public shell.


Note 2 - Stock Options

During September 2005 three directors and officers of the Company exercised a total of 240,000 stock options. The options were exercised through the surrender of 109,993 other common shares of the Company, owned by the three individuals. These transactions resulted in a net increase of 130,007 common shares outstanding following the exercise. At March 31, 2007 no stock options are outstanding.


Note 3 - Income Tax Expense (Benefit)

At March 31, 2007 the Company had no deferred tax assets or liabilities. Due to the taxable gains in the year ended June 30, 2006, the prior net operating and capital losses have been utilized and the previous valuation reserve reversed. Income tax benefits recognized in 2006 relate to the Company's ability to carryback current year losses to recover income taxes previously paid.

Income tax expense (benefit) consisted of:

                                         Three Months Ended    Nine Months Ended
                                             March 31,              March 31,
                                         2007        2006       2007        2006
                                        -------   ---------   --------    --------
Current income tax expense (benefit):
         Federal                        $    --   $      --   $(11,000)   $622,000
         State                               --          --     (2,000)         --
                                        -------   ---------   --------    --------
Income tax expense (benefit)            $    --   $      --   $(13,000)   $622,000
                                        =======   =========   ========    ========


Note 4 - Related Party Transactions

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.



                                  Page 8 of 13
                                  Form 10-QSB

The Company shares corporate office space and administrative staff with a director and officer of the Company. The Company paid its affiliate $750 per month for these facilities and services through December 2006. The monthly payment amount was reduced to $500 effective January 2007.

Greg Pusey, President, receives $5,000 per month for consulting services, plus a total of $6,987 during the nine months ended March 31, 2007 for automobile expenses and reimbursement of health insurance costs. No automobile and health insurance costs are reimbursed after December 31, 2006. During the nine months ended March 31, 2007, Jeff McGonegal, chief financial officer, received $15,000 for consulting services.


Note 5 - Recently Issues Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its financial statements.



                                  Page 9 of 13
                                  Form 10-QSB

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

Liquidity and Capital Resources
-------------------------------

At March 31, 2007, the Company had cash and cash equivalents of $17,100 and working capital of $1,057,600. As of March 31, 2007, the Company owned 128,571 warrants in AspenBio Pharma, Inc., ("AspenBio") which were exercisable at an average exercise price of $1.17 per share. Subsequent to March 31, 2007 these warrants were exercised for cash resulting in the issuance of 128,571 AspenBio common shares. The Company thereupon sold 100,000 of its AspenBio common shares for approximately $445,000 in cash.

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

For the nine-month period ended March 31, 2007 operating activities used cash of $402,100. The cash was primarily used to pay accrued income taxes of $331,800.

For the nine-month period ended March 31, 2006 operating activities used cash of $166,500. Gains realized on the sale of marketable securities were $730,800. Accrued income taxes decreased providing cash of $540,000.

Cash used by investing activities was $217,700 during the nine-month period ended March 31, 2007. The Company used $209,000 to purchase marketable securities and $8,700 to purchase fixed assets.

Cash provided by investing activities was $1,129,000 during the nine-month period ended March 31, 2006. The Company used $72,400 to purchase marketable securities. Proceeds from sales of marketable securities provided $1,127,919.

There were no financing activities during the nine-month period ended March 31, 2007. Financing activities during the nine-month period ended March 31, 2006 provided cash of $577,800 by paying a cash dividend of $651,500. The exercise of stock options proveded cash of $73,800.



                                 Page 10 of 13
                                  Form 10-QSB

Comprehensive Income (Loss)
---------------------------

For the nine-month periods ended March 31, 2007 and 2006, other comprehensive income (loss), net of tax, consisted of unrealized holding gains on investment securities held for resale and in 2006 unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Three-month Period Ended March 31, 2007 compared to Three-month Period Ended March 31, 2006

The Company's revenues for the three-month period ended March 31, 2007 totaled approximately $300 consisting interest and dividend income. The Company's revenues for the three-month period ended March 31, 2006 totaled approximately $4,200 consisting primarily of interest and dividend income.

The Company's expenses for the three month periods ended March 31, 2007 and 2006, totaled $23,900 and $33,000 respectively. The higher expenses in 2006 were primarily associated with additional professional fees incurred in responding to the SEC's inquiry letter and related resolution, including the costs associated with the Company's liquidation and asset distribution.

Nine-month Period Ended March 31, 2007 compared to Nine-month Period Ended
--------------------------------------------------------------------------
March 31, 2006
--------------

The Company's revenues for the nine-month period ended March 31, 2007 totaled $29,800 consisting primarily of realized gains on sales of marketable securities. The Company's revenues for the nine-month period ended March 31, 2006 totaled $751,000 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $99,200 in the 2007 period and $218,300 in the 2006 period. The reduction primarily relates to the additional professional fees associated with the costs of responding to the SEC's review of the Company's filings.

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


                                 Page 11 of 13
                                  Form 10-QSB

                           Part II. Other Information

Item 6.  Exhibits

          (a) Exhibits 31.1, 31.2 and 32 are furnished.








                                 Page 12 of 13
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2007



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAMBRIDGE HOLDINGS, LTD.



May 14, 2007                        By:         /s/ Gregory Pusey
                                          -------------------------------------
                                    Gregory Pusey
                                    President, Treasurer and Director


May 14, 2007                        By:        /s/ Jeffrey G. McGonegal
                                          -------------------------------------
                                    Jeffrey G. McGonegal
                                    Senior Vice President-Finance,
                                    Chief Financial Officer and Director




                                 Page 13 of 13
                                  Form 10-QSB