Form 10KSB
period 2007-06-30
CAMBRIDGE HOLDINGS LTD
filed 2007-09-28
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2007

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues consisted of $1,493,653 in unrealized and realized gains on investment securities and $10,625 in interest, dividend and other income.

The aggregate market value of the voting stock held by non-affiliates was approximately $243,000 on September 5, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [_].

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at September 17, 2007
  Common Stock, $.025 par value                          3,509,877

Transitional Small Business Disclosure Format   Yes  [_]   No  [X]

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

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). In April 2007 the Company exercised warrants for cash resulting in the issuance of 128,571 AspenBio common shares. The Company thereupon sold 100,000 AspenBio common shares for approximately $445,000 in cash in order to reduce the level of its investment assets. At June 30, 2007 the Company owned 293,487 common shares of AspenBio. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey
G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in Security With Advanced Technology, Inc. ("SWAT"). SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6007 common shares and 5,000 publicly tradable warrants in SWAT. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as SWAT's chief financial officer.

Following the 2005 distributions of virtually all of its investment traded securities and the associated income tax ramifications from those distributions, the Company had limited cash resources with the remainder of its investments limited to the warrants and options it had received in earlier years as part of prior investments and residual shares remaining from the distributions. While the Company sought a possible combination with another entity the value of the shares underlying the warrants and options began to rise, with the larger value AspenBio warrants nearing expiration and the Company determined that the best course of action was to exercise a portion of its AspenBio warrants for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants to enhance shareholder value. Approximately $445,000 in cash was thereupon generated by selling 100,000 of these newly received AspenBio common shares.

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio and its minor holding in SWAT. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2008.

In May 2003, the Company loaned $150,000 to Louisiana Land Systems Inc. The loan was paid back in June 2006 with interest.

COMPETITION. As a result of the Company's plan to liquidate, the Company's position as a competitor in the real estate industry is no longer applicable.

EMPLOYEES. The Company has only one employee, who serves the Company on a part-time basis.


Item 2.   DESCRIPTION OF PROPERTIES.

The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in a space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company pays Livingston a monthly fee of $500 for rent and certain overhead administrative expenses. Prior to January 1, 2007 the monthly fee was $750.


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


                                     PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's $.025 par value common stock trades on the Electronic Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2007 and 2006 are as follows:

   Quarter Ended                         High Bid        Low Bid
   --------------------------------------------------------------
   June 30, 2007                         $.25            $.15
   March 31, 2007                        $.16            $.15
   December 31, 2006                     $.15            $.15
   September 30, 2006                    $.15            $.15
   June 30, 2006                         $.15            $.15
   March 31, 2006                        $1.36           $.15
   December 31, 2005                     $1.50           $1.10
   September 30, 2005                    $1.50           $.31

At September 5, 2007, the number of holders of record of the Company's common stock was approximately 940.


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

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2007, the Company had cash and cash equivalents of $241,200 and working capital of $1,147,200.

During April 2007, the Company established a $75,000 unsecured note payable which was advanced upon execution of the line. The line bears interest at 9.25% and matures April 2, 2008. The line is guaranteed by the Company's president.

For the year ended June 30, 2007, operating activities consumed cash of $459,300 as compared to cash used of $158,100 for the year ended June 30, 2006. Net income totaled $842,600 in 2007, including noncash unrealized gains from trading securities totaling $1,139,200 in 2007. Realized gains from the sale of investment securities were $354,500 compared to $730,800 in 2006. A liability of $332,400 was recorded for income taxes payable in the year ended June 30, 2006 which was paid in 2007. A deferred tax liability of $458,000 was recorded in 2007 and a deferred tax asset of $82,000 was reduced to zero in 2006.

Cash consumed by investing activities was approximately $10,600 during the year ended June 30, 2007 as compared to $1,272,900 generated during the year ended June 30, 2006. The sale of investments provided cash of $1,198,400 in 2006. Purchases of marketable securities used $72,400 in 2006. A note receivable was collected in 2006 for $150,000. Purchases of fixed assets were $10,600 in 2007 and $2,200 in 2006.

Cash flows from financing activities provided $74,300 in 2007 and used $577,800 in 2006. Debt was issued in 2007 for $75,000. A cash dividend of $651,500 ($0.1852 per share) was paid in the year ended 2006.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006

The Company's revenues for the year ended June 30, 2007 totaled $1,504,300 as compared to $764,900 in 2006. The 2007 revenues consisted primarily of unrealized and realized gains on investment securities. Realized gains on the sale of securities were approximately $730,800 for the year ended June 30, 2006. Interest and dividend income totaled $10,600 and $34,100, respectively, for 2007 and 2006. During the fourth quarter of 2007, as part of the assessment of its reporting for investment securities, the Company determined that the investment securities then owned were most appropriately classified as trading securities versus the classification of available-for-sale as determined in the prior year for investment securities then owned. Investment securities held for trading and available-for-sale are both reported at their fair market value. Unrealized gains on available-for-sale investments are reported as other comprehensive income, while unrealized gains on trading investments are reported in earnings, in both cases net of applicable income taxes.

During the years ended June 30, 2007 and 2006, the Company incurred operating, general and administrative costs of approximately $198,200 and $242,800, respectively. The decrease in 2007 related primarily to lower professional fees net of changes in director and officer compensation changes. The Company had income before taxes of $1,306,100 for the year ended June 30, 2007 as compared with $522,000 for the year ended June 30, 2006, with the increase in 2007 primarily attributable to the earnings recorded from unrealized gains on investment securities.

INCOME TAXES

Income tax expense totaled $463,500 in 2007 and $414,000 in 2006. In 2007 the tax provision is primarily a deferred tax expense resulting from the unrealized gain on investment securities and in 2006 was primarily a current tax expense resulting from the income tax gains arising from the dividend and utilization of the prior operating losses.

As discussed in Note 6 to the accompanying financial statements, due to the taxable gains recognized in the year ended June 30, 2006, the previous net operating and capital losses were utilized and accordingly the prior valuation reserve was reversed.

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

Investments

Prior to selling the Company's assets in accordance with its plan of liquidation, the Company invests its excess working capital in investments that the Company believed had the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2007, approximately $1,391,000 of the Company's assets consisted of such investments.

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

Revenue Recognition

Our revenues are recognized when sales are complete or upon the completion of sales of securities. Revenues realized and unrealized on investment securities accounted for a material portion of total revenues during the years ended June 30, 2007 and 2006. To the extent that we are unable to dispose of our investments, when we make decisions to do so, due to a lack of sufficient buying volume or other market conditions, it could impact our ability to generate revenues, and ultimately impact the value of our investments. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) was effective for Cambridge in the quarterly reporting period beginning January 1, 2006. We evaluated the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted by this standard. As of June 30, 2007 we have no options outstanding. Depending upon the number and terms of options that may be granted in future periods and the estimates we make regarding the value and amortization period of the options, this standard could have a material impact on our future financial position and results of operations.


Item 7.    FINANCIAL STATEMENTS.

Attached

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                               Date First
                                 Elected                            Principal Occupation
Name                    Age     Director                               and Employment
Gregory Pusey           55        1982              President, Treasurer and Director. Since 1999, Mr. Pusey has
                                                    served as a director of Bactolac Pharmaceuticals, Inc.,
                                                    (formerly - Advanced Nutraceuticals, Inc.), a former
                                                    publicly held manufacturer of nutraceuticals. Mr. Pusey is also a director and the chairman of AspenBio Pharma, Inc., a publicly held manufacturer of biomedical products, and
                                                    chairman of the board of directors of Security With Advanced
                                                    Technology, Inc. Mr. Pusey graduated from Boston College in
                                                    1974 with a BS in finance. Mr. Pusey is also the president of Livingston Capital, Ltd., a venture capital and
                                                    business-consulting firm.


Scott Menefee           42        1993             Director. Mr. Menefee is the senior director of real estate development for Opus Northwest, LLC, a large commercial real estate development firm. During his tenure with Opus, he has been involved in the development of over 3.5 million square feet of commercial real estate, including office buildings, high-rise residential condominiums, land development
                                                   shopping centers and industrial properties. Mr. Menefee
                                                   graduated from Southern Methodist University with an MBA in
                                                   1989 and the University of Denver with a BSBA in 1988.

Jeffrey G. McGonegal    56        2000             Senior Vice President-Finance, Secretary and Director. Mr.
                                                   McGonegal previously served as senior vice president-finance of Bactolac Pharmaceuticals, Inc., (formerly Advanced
                                                   Nutraceuticals, Inc.) since February 2000 to 2006. Mr.
                                                   McGonegal also has served as chief financial officer for
                                                   Security With Advanced Technology, Inc., and AspenBio
                                                   Pharma, Inc., since 2003. Since 1997, Mr. McGonegal has also served as managing director of McGonegal and Co., a company engaged in providing accounting and business consulting
                                                   services. In 2005 Mr. McGonegal was elected to serve on the board of Imagenetix, Inc., a publicly held company in the
                                                   nutritional supplements industry. He received a BA degree in accounting from Florida State University. Mr. McGonegal is a certified public accountant licensed in the State of
                                                   Colorado.

The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's Board of Directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2007, the Company's board of directors held two meetings in person or by consent.

Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2007.

Item 10.  EXECUTIVE COMPENSATION.

(a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2007 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.


                           Summary Compensation Table

              Annual Compensation                        Awards        Payouts
              -------------------                        ------        -------
                                      Other
Name and                             Annual     Restricted              LTIP     All Other
 Principal   Fiscal  Salary         Compensa-      Stock       Options Payouts   Compensa-
Position      Year   ($)(1)  Bonus  tion (2)     Awards($)       (#)     ($)    tion($)(3)
Gregory Pusey,
President     2007   60,000   -0-    35,000         -0-          -0-     -0-       7,143
              2006   60,000   -0-      -0-          -0-          -0-     -0-       7,725
              2005   60,000   -0-      -0-          -0-          -0-     -0-       7,725

(1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $60,000 per year.

(2) Other annual compensation in 2007 consists of a cash payment awarded by the Board of Directors for services in enhancing the assets for the Company's shareholders.

(3) All other compensation paid that the Company has not properly reported in any other column of the Table. During the period covered by the Table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums paid on Mr. Pusey's behalf. The company has provided an automobile to Mr. Pusey and paid associated operating and insurance costs. For the year ended June 30, 2007, the lease costs totaled approximately $3,100. In prior years the Company had provided a company-owned vehicle.

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

The 2001 Plan authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. As of June 30, 2007, no options to purchase shares were outstanding.

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

     (b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The Company has no outstanding options; accordingly, this section is omitted.

     (c) EQUITY COMPENSATION PLAN INFORMATION

     The Company has no outstanding options; accordingly, this section is omitted.


DIRECTOR COMPENSATION

                                     Fees
                                   Earned or      Stock       Option       Non-Equity
                                     Paid         Awards     Awards ($)  Incentive Plan    All Other
    Name                           in Cash ($)      ($)                   Compensation   Compensation    Total
--------------------              ------------   ---------   ----------  --------------  ------------   ------
Gregory Pusey                     $    **           --       $     --          --             **        $   **
 Director

Scott Menefee                     $  2,000          --       $     --          --             --        $ 2,000
 Director

Jeffrey G. McGonegal              $ 50,000          --       $     --          --             --        $50,000
 Director

    **- See disclosure under Item 10 (a).

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the 2001 Stock Incentive Option Plan as of June 30, 2007.

                                                       (c) Number of
                                                         Securities
                                                          Remaining
                                                        Available for
                            (a) Number                     Future
                          of Securities   (b) Weighted     Issuance
                           to be Issued      Average     Under Equity
                           Upon Exercise    Exercise    Compensation
                          of Outstanding    Price of        Plans     (d) Total of
                             Options,      Outstanding   (Excluding     Securities
                             Warrants       Options,     Securities    Reflected in
                                and         Warrants    Reflected in     Columns
  Plan Category               Rights       and Rights    Column (a))   (a) and (c)
-------------------------  ------------    -----------  ------------   ------------
Equity Compensation Plans
Approved by Stockholders        --          $    --        650,000       650,000

Equity Compensation Plans
Not Approved by
Stockholders                    --          $    --            --            --

TOTAL                           --          $    --        650,000       650,000


Jeffrey
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $500 per month to Livingston for rent ($750 per month through December 2006) and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party. In addition, the Company provided a car for Gregory Pusey which expired upon the termination of the current lease in October 2006.

Commencing in December 2001, the Company made a series of investments in AspenBio ("AspenBio"). At June 30, 2007 the Company owned 293,487 common shares of AspenBio, including 128,571 shares which were acquired in April 2007 upon the exercise of warrants at an average exercise price of $1.17 per share (upon the April 2007 exercise, the Company sold 100,000 of the shares for approximately $445,000 in cash in order to reduce the level of its investment assets). Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in SWAT. SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6,007 common shares and 5,000 publicly tradable warrants in SWAT. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as SWAT's chief financial officer.

Of the Company's directors, Scott Menefee has been determined to be an independent director. There have been no separate committees designated by the Board.

Item 13.  EXHIBITS

     (a)  EXHIBITS.

       The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.


                                INDEX TO EXHIBITS

     3.1 Articles of Incorporation, as amended, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 are incorporated herein by this reference.

     3.2 Bylaws, as amended, filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1988 are incorporated herein by this reference.

     10.1 2001 Stock Option Plan filed as Exhibit 10(n) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2001 is incorporated herein by this reference.

     31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (a) Audit Fees. During the fiscal years ended June 30, 2007 and 2006, the aggregate fees billed by the Company's previous auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $8,500 and $12,500, respectively.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2007 and 2006 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2007 and 2006.



                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAMBRIDGE HOLDINGS, LTD.

Date: September 28, 2007               By:  /s/ Gregory Pusey
                                            ---------------------------------
                                            Gregory Pusey
                                            President, Treasurer and Director

          In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2007               By:  /s/ Gregory Pusey
                                            ---------------------------------
                                            Gregory Pusey
                                            President, Treasurer and Director



Date: September 28, 2007               By:  /s/ Jeffrey G. McGonegal
                                            ---------------------------------
                                            Jeffrey G. McGonegal
                                            Senior Vice President-Finance,
                                            and Secretary and Director


Date: September 28, 2007               By:  /s/ Scott Menefee
                                            ---------------------------------
                                            Scott Menefee, Director

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

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Cambridge Holdings, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2007, and the related statements of operations and comprehensive income
(loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2007, and the results of its operations and comprehensive income (loss) and its cash flows for each of the years in the two-year period ended June 30, 2007, in conformity with generally accepted accounting principles in the United States of America.


                                        /s/ CORDOVANO AND HONECK LLP
                                        ----------------------------
                                        CORDOVANO AND HONECK LLP
                                        CERTIFIED PUBLIC ACCOUNTANTS

Englewood, Colorado
September 8, 2007

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                  JUNE 30, 2007


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                     $   241,243
     Investment securities  (Note 2)                                 1,390,842
     Prepaid and other assets                                           55,962
                                                                   -----------

                  Total current assets                               1,688,047

Property and equipment, net (Note 5)
                                                                        10,400
                                                                   $ 1,698,447
                                                                   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $     7,808
     Line of credit (Note 7)                                            75,000
        Deferred income tax liability (Note 6)                         458,000
                                                                   -----------

                  Total current liabilities                            540,808
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,509,877 issued and outstanding                   87,747
     Additional paid-in capital                                      1,707,132
     Accumulated (deficit)                                            (637,240)
                                                                   -----------

                                                                     1,157,639
                  Total stockholders' equity
                                                                   $ 1,698,447
                                                                   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                   For the Years Ended June 30,
                                                   ----------------------------
                                                        2007           2006
                                                    -----------    -----------
REVENUES:
     Gains on investment securities:
     Net realized gains (losses)                    $   354,465    $   730,771
     Net unrealized gains (losses)                    1,139,188             --
     Interest, dividend and other income                 10,625         34,094
                                                    -----------    -----------

                  Total revenues                      1,504,278        764,865
                                                    -----------    -----------



OPERATING (EXPENSES) AND OTHER INCOME:
     Operating, general and administrative             (198,190)      (242,817)
                                                    -----------    -----------




NET INCOME (LOSS) BEFORE INCOME TAX                   1,306,088        522,048

     Income Tax Expense (Note 6)                       (463,500)      (414,000)
                                                    -----------    -----------

NET INCOME (LOSS)                                       842,588        108,048

OTHER COMPREHENSIVE INCOME, net of tax -
     Unrealized holding gains                                --     (2,569,665)
     Net unrealized (loss)                                   --          7,609
                                                    -----------    -----------


COMPREHENSIVE INCOME (LOSS)                         $   842,588    $(2,454,008)
                                                    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
    DILUTED                                         $       .24    $      (.03)
                                                    ===========    ===========

Weighted average number of basic and diluted
     common shares outstanding                        3,509,877      3,449,985
                                                    ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006



                                                                                              Accumulated
                                                                Additional                       Other         Total
                                           Common Stock          Paid-in       Accumulated   Comprehensive  Stockholders'
                                        Shares      Par Value    Capital        (Deficit)    Income/(Loss)     Equity
                                     ----------   -----------   -----------    -----------    -----------    -----------
Balances, June 30, 2005               3,179,870   $    79,497   $ 3,048,667    $(1,587,876)   $ 2,562,051    $ 4,102,339

   Net unrealized gains on
      securities available for sale          --            --            --             --     (2,569,665)    (2,569,665)


   Net realized gain on LLCs                 --            --            --             --          7,609          7,609


   Exercise of stock options            200,000         5,000        68,750             --             --         73,750

   Adjustment to par value  for
      cashless exercise of options       130,007         3,250        (3,250)            --             --             --


   Dividends paid                            --            --    (1,407,035)            --             --     (1,407,035)


   Net (loss) for the year                   --            --            --        108,048             --        108,048
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances, June 30, 2006               3,509,877   $    87,747   $ 1,707,132    $(1,479,828)   $        (5)   $   315,046

   Net unrealized gains on
       securities available for sale         --            --            --             --              5              5


   Net income for the year                   --            --            --        842,588             --        842,588
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances, June 30, 2007               3,509,877   $    87,747   $ 1,707,132    $  (637,240)   $        --    $ 1,157,639
                                     ==========   ===========   ===========    ===========    ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended June 30,
                                                                      2007           2006
                                                                  -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                                        $   842,588    $   108,048
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                    2,751            362
       Unrealized (gains) on trading investment securities         (1,139,188)            --
       Realized (gains) losses on sale of investment securities      (354,465)      (730,771)
       Change in deferred income taxes                                458,000         82,000
  Changes in:
       Accounts receivable-related party                                   --         57,722
       Accrued interest receivable - related party                         --            594
       Trading investment securities - net                            108,301             --
       Prepaid and other                                              (49,327)        (6,260)
       Accrued liabilities and other                                 (327,989)       330,193
                                                                  -----------    -----------

         Cash Flows (Used) By Operating Activities                   (459,329)      (158,112)
                                                                  -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Proceeds from sale of investment securities                              --         70,513
  Purchase of marketable securities                                        --        (72,410)
  Proceeds from sale of marketable securities                              --      1,127,919
  Collection on notes receivable                                           --        150,000
  Purchase of fixed assets                                            (10,571)        (2,219)

  Changes in other assets                                                  --           (866)
                                                                  -----------    -----------

         Cash Flows (Used) Provided By Investing Activities           (10,571)     1,272,937
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividend paid                                                       --       (651,508)
  Proceeds from exercise of stock options                                  --         73,750
  Proceeds from issuance of debt                                       75,000             --
  Fees paid for issuance of debt                                         (750)            --
                                                                  -----------    -----------

         Cash Flows Provided (Used) By Investing Activities            74,250       (577,758)
                                                                  -----------    -----------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (395,650)       537,067

CASH AND CASH EQUIVALENTS, beginning of year                          636,893         99,826
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                            $   241,243    $   636,893
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                     $        --    $        --
                                                                  ===========    ===========
     Income taxes                                                 $   388,000    $        --
                                                                  ===========    ===========
  Schedule of non-cash investing and financing activities:
       Issuance of 130,007 shares of common stock in 2006 for
       cashless exercise of warrants                              $        --    $        --
                                                                  ===========    ===========

       Conversion of notes receivable into common stock of A4S    $        --    $   425,034
                                                                  ===========    ===========
       Property distribution as dividend                          $        --    $   755,527
                                                                  ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments currently held by the Company in AspenBio and SWAT. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2008. Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Investment Securities
---------------------
Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of current period earnings.

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

Concentration of Credit Risk
----------------------------
From time to time the Company's cash position has exceeded the federally insured limits, but no losses have been experienced. At June 30, 2007, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $127,000.

Revenue Recognition
-------------------
Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $2,375 and $362 for the years ended June 30, 2007 and 2006, respectively.

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

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company had no dilutive instruments outstanding in 2007 or 2006.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Stock Based Compensation
------------------------
Stock based compensation is accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Prior to the Company adopting SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Through 2005, the Company had applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. During 2006 and 2007 the Company has not issued any rights accounted for under these provisions.

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

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components, both computed for available-for sale securities on the specific identification method: (1) unrealized gains (losses) that arose during the period from changes in market value of securities that were held during the period (holding gains (losses)), and (2) gains or (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for sale securities (reclassification for realized gains). Such amounts are reported net of income taxes, however due to the net operating loss carryforwards that had been available; no income taxes were applied on the computed amounts. This reclassification has no effect on total comprehensive income (loss) or shareholder's equity.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006, the fiscal year beginning July 1, 2007 for the Company. Management is currently in the process of evaluating the impact of this interpretation on the Company's financial statements.

NOTE 2 - INVESTMENT SECURITIES

During the fourth quarter of 2007, as part of the assessment of its reporting for investment securities, the Company determined that the investment securities then owned were most appropriately classified as trading securities versus the classification of available-for-sale as determined in the prior year for investment securities then owned. Investment securities held for trading and available-for-sale are both reported at their fair market value. Unrealized gains on available-for-sale investments are reported as other comprehensive income, while unrealized gains on trading investments are reported in earnings, in both cases net of applicable income taxes. At June 30, 2007 no investments are reported in other comprehensive income.

At June 30, 2007 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,390,800 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $1,364,700. Also included were 6,007 common shares and 5,000 common stock purchase warrants ("SWATW") of SWAT at a cost of $9,200 and a fair market value of $26,100.

The Company realized net gains of $354,465 and $730,771 and proceeds from sales of $467,631 and $70,513, on the sale of investment securities for the years ended June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, a total of $1,139,188 was recognized in earnings from the change in value of trading securities and primarily resulted from the transfer of securities from the available for sale category to the trading category. Gains and losses from investment securities are determined from quoted market prices based upon the specific identification method. Due to the size of the AspenBio block of common shares owned, the forced liquidation of this investment into the marketplace over a short period of time could have an impact on its realizable value.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   June 30,
                                                                     2007
                                                                  --------
     Furniture and fixtures                                         10,027
     Office equipment                                                4,328
                                                                  --------

     Total                                                          14,355
     Less accumulated depreciation                                  (3,955)
                                                                  --------

                                                                  $ 10,400
                                                                  ========

NOTE 6 - INCOME TAX EXPENSE (BENEFIT)

At June 30, 2007 the Company had recorded a deferred tax liability of $458,000 related to the difference in financial and income tax reporting of the unrealized gains of the trading investment securities. Due to the taxable gains in the year ended June 30, 2006, the then existing net operating and capital losses have been utilized and the prior valuation reserve reversed.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Income tax expense (benefit) consisted of:

                                                 For the Years Ended June 30,
                                                    2007             2006
                                                  --------         --------
     Current income taxes                         $  5,500         $332,000
     Deferred income taxes                        $458,000         $ 82,000
                                                  --------         --------
     Income tax expense                           $463,500         $414,000
                                                  ========         ========



NOTE 7 - LINE OF CREDIT

During April 2007, the Company established a $75,000 unsecured note payable which was advanced upon execution of the line. The line bears interest at 9.25% and matures April 2, 2008. The line is guaranteed by the Company's president.



NOTE 8 - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stockholders' Equity
--------------------
During the year ended June 30, 2006, the Company completed a dividend distribution of approximately $650,000 in cash and 420,000 common shares it owned in Bactolac Pharmaceuticals, Inc., and 462,000 common shares it owned in Security With Advanced Technology, Inc. The shares distributed had been accounted for as investment securities available for sale and were recorded at fair value, so no gain or loss was recorded at the time of distribution.

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. At June 30, 2007 no options are outstanding under the Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $750 per month for these facilities and services through December 31, 2006 when the monthly amount was reduced to $500.

The Company held investment securities in Bactolac Pharmaceuticals, Inc., (formerly - Advanced Nutraceuticals, Inc.), ("ANI") classified as available for sale at June 30, 2006 with an estimated fair value of $1,888. During the year ended June 30, 2006, a gain of $719,490 was recognized upon the sale of ANI shares. During the year ended June 30, 2007, 81 shares of ANI stock held by Cambridge were redeemed by ANI as part of a reverse split of the ANI common shares and one post split share was sold. A gain of $1,639 was recorded on these transactions.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

At June 30, 2007 the Company owned 293,487 common shares of AspenBio Pharma, Inc. ("AspenBio"). This holding included the April 2007 warrant exercise for cash of 128,571 AspenBio common share purchase warrants. Upon this exercise, the Company sold 100,000 of these AspenBio common shares for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

At June 30, 2007 the Company owned 6,007 shares of Security With Advanced Technology, Inc., ("SWAT") with a value of approximately $24,000 and owned 5,000 SWAT warrants with a value of approximately $2,100.

During the year ended June 30, 2006 in order to dispose of a restricted investment in a privately held LLC, it was sold to certain officers, directors and stockholders (including Greg Pusey and Jeff McGonegal) for its net cost basis of approximately $71,000.

During the year ended June 30, 2007, Greg Pusey received a total of approximately $42,143 for consulting services, automobile expenses and reimbursement of health insurance costs, and Jeff McGonegal received a total of approximately $50,000 for consulting services.