Form 10QSB
period 2007-09-30
CAMBRIDGE HOLDINGS LTD
filed 2007-11-14
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ TO ______________

Commission file number 0-12962

                            Cambridge Holdings, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-0826695
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

        106 S. University Blvd., #14               80209
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


            Class                              Outstanding at November 9, 2007
Common Stock, $.025 par value                             3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information.................................................3

Balance Sheets as of September 30, 2007 and June 30, 2007......................4

Statements of Operations and Comprehensive Income (Loss) for the
three-month periods ended September 30, 2007 and 2006..........................5

Statements of Cash Flows for the three-month periods ended September 30,
2007 and 2006..................................................................6

Notes to Financial Statements................................................7-8

Management's Discussion and Analysis.........................................8-9

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

                               September 30, 2007

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

The results for the three months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission for the year ended June 30, 2007.





                                  Page 3 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                             September 30,
                                                                2007         June 30,
                                                             (Unaudited)       2007
                                                             -----------   -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   138,990   $   241,243
  Investment securities available for sale, net                2,857,977     1,390,842
  Prepaid and other assets                                        55,306        55,962
                                                             -----------   -----------

       Total current assets                                    3,052,273     1,688,047

  Property and equipment, net                                      9,598        10,400
                                                             -----------   -----------

                                                             $ 3,061,871   $ 1,698,447
                                                             ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $     7,048   $     7,808
  Line of credit                                                      --        75,000
  Deferred income tax liability                                1,103,000       458,000
                                                             -----------   -----------

       Total current liabilities                               1,110,048       540,808
                                                             -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding       87,747        87,747
  Additional paid-in capital                                   1,707,132     1,707,132
  Retained earnings (deficit)                                    156,944      (637,240)
                                                             -----------   -----------

  Total stockholders' equity                                   1,951,823     1,157,639
                                                             -----------   -----------

                                                             $ 3,061,871   $ 1,698,447
                                                             ===========   ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 4 of 11
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                          Three months ended
                                                             September 30,
                                                          2007          2006
                                                       -----------  -----------
REVENUES:
     Net gains on marketable securities                $ 1,467,134  $    16,662
     Interest and dividend income                            2,156        4,776
                                                       -----------  -----------
         Total revenues                                  1,469,290       21,438

OPERATING EXPENSES:
     Operating, general, and administrative                 30,106       39,781
                                                       -----------  -----------

         Total operating expenses                           30,106       39,781
                                                       -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAX                      1,439,184      (18,343)

     Income Tax Expense (Benefit)                          645,000       (4,000)
                                                       -----------  -----------

NET INCOME (LOSS)                                          794,184      (14,343)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax-
     Unrealized holding gains                                   --       20,729
                                                       -----------  -----------

COMPREHENSIVE INCOME (LOSS)                            $   794,184  $     6,386
                                                       ===========  ===========


NET INCOME PER COMMON SHARE, basic and diluted         $       .23       $(Nil)
                                                       ===========  ===========

Weighted average number of common shares outstanding     3,509,877    3,509,877
                                                       ===========  ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 5 of 11
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three months ended
                                                                      September 30,
                                                                   2007           2006
                                                               -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                              $   794,184    $   (14,343)
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                                 802            429
         Deferred income taxes                                     645,000             --
         Unrealized (gains) on trading investment securities    (1,467,135)            --
         Changes in:
         Other assets                                                  656         (5,740)
         Accrued expenses and other                                   (760)      (331,773)
                                                               -----------    -----------


         Cash flows (used) by operating activities                 (27,253)      (351,427)
                                                               -----------    -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                                     --         (9,022)

  Purchase of fixed assets                                              --         (6,878)
                                                               -----------    -----------

         Cash flows provided (used) by investing activities             --        (15,900)
                                                               -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Repayment of debt                                                (75,000)            --
                                                               -----------    -----------

         Cash flows (used) by financing activities                 (75,000)            --
                                                               -----------    -----------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                    (102,253)      (367,327)

CASH AND CASH EQUIVALENTS, beginning of period                     241,243        636,893
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   138,990    $   269,566
                                                               -----------    -----------


  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                $        --    $        --
       Cash paid during the period for income taxes                     --    $   340,000



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 6 of 11
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

At September 30, 2007 the Company's investment securities consisted of the following:

                                                                 Gross      Estimated
                                                               Unrealized     Fair
     Description                                    Cost          Gain        Value
----------------------------------------------   ----------    ----------   ----------
Equity securities:
       Security With Advanced Technology, Inc.   $    9,153    $   16,674   $   25,827
       AspenBio Pharma, Inc.                        237,142     2,599,638    2,836,780
       Other - net                                                              (4,630)
                                                 ----------    ----------   ----------
       Totals                                    $  246,295    $2,616,312   $2,857,977


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


Note 2 - Stock Options

At September 30, 2007 no stock options are outstanding.




                                  Page 7 of 11
                                  Form 10-QSB

Note 3 - Income Tax Expense (Benefit)

At September 30, 2007 the Company had a deferred tax liability of $1,103,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                                       Three Months Ended
                                                           September 30,
                                                       2007          2006
                                                     --------     --------
     Current income tax (benefit):
              Federal                                $     --     $ (3,000)
              State                                        --       (1,000)
                                                     --------     --------
     Deferred income tax expense:
              Federal                                $605,000     $     --
              State                                    40,000           --
                                                     --------     --------


     Total Income tax expense (benefit)              $645,000     $ (4,000)
                                                     ========     ========


NOTE 4 - RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements, the Company had the following related party transactions.

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company paid its affiliate $500 per month for these facilities and services.

Greg Pusey, president, receives $5,000 per month for consulting services. During the three months ended September 30, 2006 Mr. Pusey received $5,200 for automobile expenses and reimbursement of health insurance costs. During the three months ended September 30, 2006, Jeff McGonegal, chief financial officer, received $5,000 for consulting services.



Note 5 - Recently Issues Accounting Pronouncements

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


Liquidity and Capital Resources
-------------------------------

At September 30, 2007, the Company had cash and cash equivalents of $139,000 and working capital of $1,942,200.

For the three-month period ended September 30, 2007 operating activities used cash of $27,300. Unrealized gains on trading investment securities were $1,467,100.

For the three-month period ended September 30, 2006 operating activities used cash of $351,400. The cash was primarily used to pay accrued income taxes of $331,800.

There was no cash used by investing activities during the three-month period ended September 30, 2007 .Cash used by investing activities was $15,900 during the three-month period ended September 30, 2006. The Company used $9,000 to purchase marketable securities and $6,900 to purchase fixed assets.

Repayment of debt used cash of $75,000 in financing activities during the three-month period ended September 30, 2007. There were no financing activities during the three-month period ended September 30, 2006.

Comprehensive Income (Loss)
---------------------------

For the three-month period ended September 30, 2006, other comprehensive income
(loss), net of tax, consisted of unrealized holding gains on investment securities held for resale and on unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.


Results of Operations
---------------------

Three-month Period Ended September 30, 2007 compared to Three-month Period Ended
--------------------------------------------------------------------------------
September 30, 2006
------------------

The Company's revenues for the three-month period ended September 30, 2007 totaled $1,469,300 consisting primarily of unrealized gains on sales of marketable securities of $1,467,100.


                                  Page 9 of 11
                                  Form 10-QSB

The Company's revenues for the three-month period ended September 30, 2006 totaled $21,400 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $30,100 in the 2007 period and $39,800 in the 2006 period.

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

                               September 30, 2007



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAMBRIDGE HOLDINGS, LTD.



November 14, 2007                  By:         /s/ Gregory Pusey
                                         ----------------------------------
                                   Gregory Pusey
                                   President, Treasurer and Director


November 14, 2007                  By:           /s/ Jeffrey G. McGonegal
                                         ----------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Finance,
                                   Chief Financial Officer and Director




                                 Page 11 of 11
                                  Form 10-QSB