Form 10QSB
period 2007-12-31
CAMBRIDGE HOLDINGS LTD
filed 2008-02-08
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ TO ______________

Commission file number 0-12962

                            Cambridge Holdings, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                      84-0826695
           --------                                      ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

        106 S. University Blvd., #14                        80209
              Denver, Colorado                            (Zip Code)
              ----------------                            ----------
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


            Class                                Outstanding at February 1, 2008
Common Stock, $.025 par value                              3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information................................................3

Balance Sheets as of December 31, 2007 and June 30, 2007......................4

Statements of Operations and Comprehensive Income (Loss)
for the three-month and six-month periods ended
December 31, 2007 and 2006....................................................5

Statements of Cash Flows for the six-month periods ended
December 31, 2007 and 2006....................................................6

Notes to Financial Statements...............................................7-9

Management's Discussion and Analysis......................................10-11

Controls and Procedures......................................................12

Part II.  Other Information..................................................12

Signature Page...............................................................13


                                  Page 2 of 13
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                December 31, 2007



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

The results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission for the year ended June 30, 2007.



                                  Page 3 of 13
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                              December 31,
                                                                  2007        June 30,
                                                              (Unaudited)       2007
                                                              -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                   $   116,770    $   241,243
  Investment securities available for sale, net                 2,570,689      1,390,842
  Prepaid and other assets                                         58,218         55,962
                                                              -----------    -----------

       Total current assets                                     2,745,677      1,688,047

  Property and equipment, net                                       8,796         10,400
                                                              -----------    -----------

                                                              $ 2,754,473    $ 1,698,447
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $       339    $     7,808
  Line of credit                                                       --         75,000
  Deferred income tax liability                                 1,000,000        458,000
                                                              -----------    -----------

       Total current liabilities                                1,000,339        540,808
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding        87,747         87,747
  Additional paid-in capital                                    1,707,132      1,707,132
  Retained (deficit)                                              (40,745)      (637,240)
                                                              -----------    -----------

  Total stockholders' equity                                    1,745,134      1,157,639
                                                              -----------    -----------

                                                              $ 2,754,473    $ 1,698,447
                                                              ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 4 of 13
                                   Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                              Three months ended            Six months ended
                                                 December 31,                  December 31,
                                              2007          2006            2007          2006
                                           -----------    -----------    -----------   -----------
Revenues:
Net realized gains (losses) on sales of
   investment securities                   $  (287,288)   $     3,457      1,179,846   $    21,326
Interest and dividend income                     1,764          4,664          4,792         8,232
                                           -----------    -----------    -----------   -----------

Total revenues                                (285,524)         8,121      1,184,638        29,558
                                           -----------    -----------    -----------   -----------

Expenses:
   Operating, general and administrative        25,037         35,531         55,143        75,312
                                           -----------    -----------    -----------   -----------

Income (loss) before income taxes             (310,561)       (27,410)     1,129,495       (45,754)
                                           -----------    -----------    -----------   -----------

Income tax (benefit) expense (Note 5)         (112,000)        (9,000)       533,000       (13,000)
                                           -----------    -----------    -----------   -----------



Net income (loss)                          $  (198,561)   $   (18,410)   $   596,495   $   (32,754)

Other comprehensive income (loss),
  net of income tax:
  Unrealized holding gains (losses)                 --        587,517             --       608,251
                                           -----------    -----------    -----------   -----------

Comprehensive income (loss)                $  (198,561)   $   569,107    $   596,495   $   575,497
                                           ===========    ===========    ===========   ===========


Basic and diluted income (loss)
   per common share:                       $      (.06)   $      (.01)   $       .17   $      (.01)
                                           ===========    ===========    ===========   ===========

Weighted average number of common
  shares outstanding                         3,509,877      3,509,877      3,509,877     3,509,877



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 5 of 13
                                   Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six months ended December 31,
                                                                  2007            2006
                                                               -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                              $   596,495    $   (32,754)
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                               1,604            992
         Deferred income taxes                                     542,000             --
         Unrealized (gains) on trading investment securities    (1,179,847)            --
         Changes in:
         Other assets                                               (2,256)       (15,170)
         Accrued expenses and other                                 (7,469)      (331,230)
                                                               -----------    -----------


         Cash flows (used) by operating activities                 (49,473)      (378,162)
                                                               -----------    -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                                     --       (209,022)
  Purchase of fixed assets                                              --         (8,696)
                                                               -----------    -----------

         Cash flows (used) by investing activities                      --       (217,718)
                                                               -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Repayment of debt                                                (75,000)            --
                                                               -----------    -----------

         Cash flows (used) by financing activities                 (75,000)            --
                                                               -----------    -----------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                    (124,473)      (595,880)

CASH AND CASH EQUIVALENTS, beginning of period                     241,243        636,893
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   116,770    $    41,013
                                                               -----------    -----------


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                  $     2,000    $        --
     Cash paid during the period for income taxes                       --       $340,000


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 6 of 13
                                   Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

At December 31, 2007 the Company's investment securities consisted of the following:

                                                                      Gross     Estimated
                                                                   Unrealized      Fair
                Description                              Cost         Gain        Value
                -----------                           ----------   ----------   ----------
     Equity securities:
            Security With Advanced Technology, Inc.   $    9,153   $    2,329   $   11,482
            AspenBio Pharma, Inc.                        237,143    2,322,064    2,559,207
            Totals                                    $  246,296   $2,324,393   $2,570,689


Commencing in March 2002, the Company made a series of investments in Security With Advanced Technology, Inc. ("SWAT"). SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6,007 common shares and 5,000 publicly tradable warrants in SWAT. These residual holdings result primarily from the remainder of prior distributions due to fractional share differences. Greg Pusey, president of the Company, serves as chairman of the SWAT board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as SWAT's chief executive officer and chief financial officer.

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). Previous shares owned in AspenBio had been distributed to the Company's shareholders in 2005. The current common shares held, arose from the 2007 exercise of options and warrants owned in AspenBio that were expiring or being redeemed for nominal consideration if not exercised, and the value of the common shares significantly exceeded the exercise prices. At June 30, 2007 the Company owned 293,487 common shares of AspenBio. In conjunction with a private offering by AspenBio in December 2007, the Company was required to execute a lock-up agreement covering its investment in AspenBio common shares for a period ending in July 2008. In order to realize maximum shareholder value, the Company continues to evaluate the best way to obtain the highest value from this investment, including possible orderly liquidation or a distribution to shareholders. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer.

In connection with a 2005 regular review of our filings under the Securities Exchange Act of 1934, by the SEC, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities" exceeds 40% of the value of its total defined assets. Following our receipt of correspondence from the SEC, we engaged special legal counsel with significant experience related to the Investment Company Act to assist us about the Investment Company Act issues raised by the SEC's letter. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company did in fact meet the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.

                                  Page 7 of 13
                                   Form 10-QSB

In connection with prior investments in AspenBio, the Company received warrants to acquire common shares of AspenBio. During the year ended June 30, 2007 these warrants were exercised partly for cash and partly on a cashless basis, as allowed under the warrant terms. The exercise was completed since the warrants were expiring or being redeemed for nominal consideration if not exercised, and the value of the common shares significantly exceeded the exercise prices. As a result of the significant continued increase in value of the AspenBio common shares, the Company may be deemed to be an investment company subject to registration due to this holding of "investment securities". Our management and board in consideration of this situation did in fact sell just over 25% of the common shares acquired upon the warrant exercise for cash to an unrelated party during 2007. Subsequent to this sale, the AspenBio registration statement that the Company used to sell these shares is no longer effective. The Company continues to evaluate the most effective means to turn these investment assets into cash while best enhancing the value for its shareholders. Such plans consider the upcoming ability to sell such common shares under the recently revised Rule 144 regulations of the SEC. The Company anticipates implementing a plan to substantially reduce the level of these investment assets during 2008 (subject to the lock-up of these shares described above).



Note 2 - Stock Options

At December 31, 2007 no stock options are outstanding.



                                  Page 8 of 13
                                   Form 10-QSB

Note 3 - Income Tax Expense (Benefit)

At December 31, 2007 the Company had a deferred tax liability of $1,000,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                             Six Months Ended December 31,
                                                2007              2006
                                              ----------       ---------
       Current income tax (benefit):
               Federal                        $   (7,000)      $ (11,000)
               State                              (2,000)         (2,000)
                                              ----------       ---------
                                                  (9,000)        (13,000)


        Deferred income tax expense:
               Federal                         $ 474,000       $      --
               State                              68,000              --
                                              ----------       ---------
                                                 542,000              --
                                              ----------       ---------


       Total Income tax expense (benefit)      $ 533,000       $ (13,000)
                                               =========       =========


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


Note 5 - Recently Issued Accounting Pronouncements

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

Liquidity and Capital Resources
-------------------------------

At December 31, 2007, the Company had cash and cash equivalents of $116,800 and working capital of $1,745,300.

In connection with a 2005 regular review of our filings under the Securities Exchange Act of 1934, by the SEC, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities" exceed 40% of the value of its total defined assets. Following our receipt of correspondence from the SEC, we engaged special legal counsel with significant experience related to the Investment Company Act to assist us about the Investment Company Act issues raised by the SEC's letter. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company did in fact meet the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.

In connection with prior investments in AspenBio Pharma, Inc., ("AspenBio") the Company had received warrants to acquire common shares of AspenBio, a publically traded company. During the year ended June 30, 2007 these warrants were exercised partly for cash and partly on a cashless basis, as allowed under the warrant terms. The exercise was completed since the warrants were expiring or being redeemed for nominal consideration if not exercised, and the value of the common shares significantly exceeded the exercise prices. As a result of the significant continued increase in value of the AspenBio common shares, the Company may be deemed to be an investment company subject to registration due to this holding of "investment securities". Our management and board in consideration of this situation did in fact sell just over 25% of the common shares acquired upon the warrant exercise for cash to an unrelated party during 2007. Subsequent to this sale, the AspenBio registration statement that the Company used to sell these shares is no longer effective. The Company continues to evaluate the most effective means to turn these investment assets into cash while best enhancing the value for its shareholders. Such plans consider the upcoming ability to sell such common shares under the recently revised Rule 144 regulations of the SEC. The Company anticipates implementing a plan to substantially reduce the level of these investment assets during 2008. In conjunction with a private offering by AspenBio in December 2007, the Company was required to execute a lock-up agreement covering its investment in AspenBio common shares for a period ending in July 2008.


                                  Page 10 of 13
                                   Form 10-QSB

For the six-month period ended December 31, 2007 operating activities used cash of $49,500. Unrealized gains on trading investment securities were $1,179,800. For the six-month period ended December 31, 2006 operating activities used cash of $378,200. The cash was primarily used to pay accrued income taxes of $331,800.

There was no cash used by investing activities during the six-month period ended December 31, 2007 .Cash used by investing activities was $217,700 during the six-month period ended December 31, 2006. The Company used $209,000 to purchase marketable securities and $8,700 to purchase fixed assets.

Repayment of debt used cash of $75,000 in financing activities during the six-month period ended December 31, 2007. There were no financing activities during the six-month period ended December 31, 2006.

Comprehensive Income (Loss)
---------------------------

For the six-month period ended December 31, 2006, other comprehensive income
(loss), net of tax, consisted of unrealized holding gains on investment securities held for resale and on unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.


Results of Operations
---------------------

Six-month period ended December 31, 2007 compared to six-month period ended December 31, 2006

The Company's revenues for the six-month period ended December 31, 2007 totaled $1,184,600 consisting primarily of unrealized gains on marketable securities of $1,179,800.

The Company's revenues for the six-month period ended December 31, 2006 totaled $29,600 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $55,100 in the 2007 period and $75,300 in the 2006 period.

                                  Page 11 of 13
                                   Form 10-QSB

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

                                December 31, 2007



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CAMBRIDGE HOLDINGS, LTD.



February 8, 2008                   By:   /s/ Gregory Pusey
                                         ----------------------------
                                   Gregory Pusey
                                   President, Treasurer and Director


February 8, 2008                   By:   /s/ Jeffrey G. McGonegal
                                         -------------------------------
                                   Jeffrey G. McGonegal
                                   Senior Vice President-Finance,
                                   Chief Financial Officer and Director




                                 Page 13 of 13
                                  Form 10-QSB