Form 10QSB
period 2008-03-31
CAMBRIDGE HOLDINGS LTD
filed 2008-05-15
CIK 712757

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

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


            Class                                    Outstanding at May 4, 2008
Common Stock, $.025 par value                                3,509,877

                            Cambridge Holdings, Ltd.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information.................................................3

Balance Sheets as of March 31, 2008 and June 30, 2007..........................4

Statements of Operations and Comprehensive Income (Loss)
for the three-month and nine-month periods ended
March 31, 2008 and 2007........................................................5

Statements of Cash Flows for the nine-month periods ended March 31,
2008 and 2007..................................................................6

Notes to Financial Statements...............................................7-10

Management's Discussion and Analysis.......................................11-12

Controls and Procedures.......................................................13

Part II.  Other Information...................................................13

Signature Page................................................................14



                                  Page 2 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.

                                   Form 10-QSB

                                 March 31, 2008



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

The results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission for the year ended June 30, 2007.



                                  Page 3 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                               March 31,
                                                                  2008        June 30,
                                                              (Unaudited)       2007
                                                              -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                   $    98,241    $   241,243
  Investment securities available for sale, net                 1,823,624      1,390,842
  Prepaid and other assets                                         74,218         55,962
                                                              -----------    -----------

       Total current assets                                     1,996,083      1,688,047

  Property and equipment, net                                       7,993         10,400
                                                              -----------    -----------

                                                              $ 2,004,076    $ 1,698,447
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $       494    $     7,808
  Line of credit                                                       --         75,000
  Deferred income tax liability                                   631,000        458,000
                                                              -----------    -----------

       Total current liabilities                                  631,494        540,808
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding        87,747         87,747
  Additional paid-in capital                                    1,707,132      1,707,132
  Retained (deficit)                                             (422,297)      (637,240)
                                                              -----------    -----------

  Total stockholders' equity                                    1,372,582      1,157,639
                                                              -----------    -----------

                                                              $ 2,004,076    $ 1,698,447
                                                              ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 4 of 14
                                  Form 10-QSB

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                             Three months ended             Nine months ended
                                                  March 31,                      March 31,
                                              2008           2007            2008          2007
                                           -----------    -----------    -----------    -----------
Revenues:
Net realized gains (losses) on sales of
   investment securities                   $  (747,065)   $        --        432,781    $    21,326
Interest and dividend income                       780            257          5,573          8,489
                                           -----------    -----------    -----------    -----------

Total revenues                                (746,285)           257        438,354         29,815
                                           -----------    -----------    -----------    -----------

Expenses:
   Operating, general and administrative        20,267         23,896         75,410         99,208
                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes             (766,552)       (23,639)       362,944        (69,393)
                                           -----------    -----------    -----------    -----------

Income tax (benefit) expense (Note 3)         (385,000)            --        148,000        (13,000)
                                           -----------    -----------    -----------    -----------

Net income (loss)                          $  (381,552)   $   (23,639)   $   214,944    $   (56,393)

Other comprehensive income,
  net of income tax:
  Unrealized holding gains                          --        199,876             --        808,127
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $  (381,552)   $   176,237    $   214,944    $   751,734
                                           ===========    ===========    ===========    ===========


Basic and diluted income (loss)
   per common share:                       $      (.11)   $      (.01)   $       .06    $      (.02)
                                           ===========    ===========    ===========    ===========

Weighted average number of common
  shares outstanding                         3,509,877      3,509,877      3,509,877      3,509,877
                                           ===========    ===========    ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 5 of 14
                                  Form 10-QSB


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine months ended March 31,
                                                                 2008          2007
                                                               ---------    ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                              $ 214,944    $ (56,393)
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                             2,407        1,672
         Deferred income taxes                                   173,000           --
         Unrealized (gains) on trading investment securities    (432,782)          --
         Changes in:
         Other assets                                            (18,256)     (15,170)
         Accrued expenses and other                               (7,315)    (332,159)
                                                               ---------    ---------


         Cash flows (used) by operating activities               (68,002)    (402,050)
                                                               ---------    ---------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                                   --     (209,022)
  Purchase of fixed assets                                            --       (8,696)
                                                               ---------    ---------

         Cash flows (used) by investing activities                    --     (217,718)

                                                               ---------    ---------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Repayment of debt                                              (75,000)          --
                                                               ---------    ---------

         Cash flows (used) by financing activities               (75,000)          --
                                                               ---------    ---------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                                  (143,002)    (619,768)

CASH AND CASH EQUIVALENTS, beginning of period                   241,243      636,893
                                                               ---------    ---------



CASH AND CASH EQUIVALENTS, end of period                       $  98,241    $  17,125
                                                               ---------    ---------


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                  $   2,000    $      --
     Cash paid during the period for income taxes              $      --    $ 340,000


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 6 of 14
                                  Form 10-QSB

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements

Note 1 - Investments in Common Stock and Other

At March 31, 2008 the Company's investment securities consisted of the following:


                                                                  Gross        Estimated
                                                                Unrealized       Fair
               Description                           Cost       Gain (Loss)      Value
----------------------------------------------   -----------   ------------   -----------
Equity securities:
       Security With Advanced Technology, Inc.   $     9,153   $    (5,149)   $     4,004
       AspenBio Pharma, Inc.                         237,143     1,582,477      1,819,620
       Totals                                    $   246,296   $ 1,577,328    $ 1,823,624


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

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio"). Previous shares owned in AspenBio had been distributed to the Company's shareholders in 2005. The current common shares held, arose from the 2007 exercise of options and warrants owned in AspenBio that were expiring or being redeemed for nominal consideration if not exercised, and the value of the common shares significantly exceeded the exercise prices. The Company currently owns 293,487 common shares of AspenBio. In conjunction with a private offering by AspenBio in December 2007, the Company was required to execute a lock-up agreement covering its investment in AspenBio common shares for a period ending in July 2008. In order to realize maximum shareholder value, the Company continues to evaluate the best way to obtain the highest value from this investment, including possible orderly liquidation or a distribution to shareholders. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer.



                                  Page 7 of 14
                                  Form 10-QSB

In connection with a 2005 regular review of our filings under the Securities Exchange Act of 1934, by the SEC, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities" exceed 40% of the value of its total defined assets. Following our receipt of correspondence from the SEC, we engaged special legal counsel with significant experience related to the Investment Company Act to assist us about the Investment Company Act issues raised by the SEC's letter. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company did in fact meet the definition of an "investment company" as provided in Section 3(a) (1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.

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

Note 2 - Stock Options

At March 31, 2008 no stock options are outstanding.


                                  Page 8 of 14
                                  Form 10-QSB

Note 3 - Income Tax Expense (Benefit)

At March 31, 2008 the Company had a deferred tax liability of $631,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                                     Nine Months Ended March 31,
                                                        2008             2007
                                                     ---------        ---------
Current income tax (benefit):
        Federal                                      $ (22,000)       $ (11,000)
        State                                           (3,000)          (2,000)
                                                     ---------        ---------
                                                       (25,000)         (13,000)
                                                     ---------        ---------
 Deferred income tax expense:
        Federal                                      $ 151,000        $      --
        State                                           22,000               --
                                                     ---------        ---------
                                                       173,000               --
                                                     ---------        ---------

Total Income tax expense (benefit)                   $ 148,000        $ (13,000)
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


Note 5 - Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations ("SFAS 141 (R)"), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.



                                  Page 9 of 14
                                  Form 10-QSB

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 ("SFAS 160") which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment to FASB Statement No. 115.This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not expect the adoption of this statement to have a material impact on its financial statements.


                                 Page 10 of 14
                                  Form 10-QSB

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

Liquidity and Capital Resources
-------------------------------

At March 31, 2008, the Company had cash and cash equivalents of $98,200 and working capital of $1,364,600.

In connection with a 2005 regular review of our filings under the Securities Exchange Act of 1934, by the SEC, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities" exceed 40% of the value of its total defined assets. Following our receipt of correspondence from the SEC, we engaged special legal counsel with significant experience related to the Investment Company Act to assist us about the Investment Company Act issues raised by the SEC's letter. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company did in fact meet the definition of an "investment company" as provided in Section 3(a) (1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders that was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, except for a reasonable operating reserve amount. This distribution was completed during December 2005.



                                 Page 11 of 14
                                  Form 10-QSB

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

For the nine-month period ended March 31, 2008 operating activities used cash of $68,000. Unrealized gains on trading investment securities totaled $432,800. For the nine-month period ended March 31, 2007 operating activities used cash of $402,100. The cash was primarily used to pay accrued income taxes of $331,800.

There was no cash used by investing activities during the nine-month period ended March 31, 2008. Cash used by investing activities was $217,700 during the nine-month period ended March 31, 2007. The Company used $209,000 to purchase marketable securities and $8,700 to purchase fixed assets.

Repayment of debt used cash of $75,000 in financing activities during the nine-month period ended March 31, 2008. There were no financing activities during the nine-month period ended March 31, 2007.

Comprehensive Income (Loss)
---------------------------

For the nine-month period ended March 31, 2007, other comprehensive income
(loss), net of tax, consisted of unrealized holding gains on investment securities held for resale and on unrealized losses on LLCs. There was no effect on income tax associated with the period end balances.

Results of Operations
---------------------

Nine-month period ended March 31, 2008 compared to nine-month period ended
--------------------------------------------------------------------------
March 31, 2007
--------------

The Company's revenues for the nine-month period ended March 31, 2008 totaled $438,400 consisting primarily of unrealized gains on marketable securities of $432,800.

The Company's revenues for the nine-month period ended March 31, 2007 totaled $29,800 consisting primarily of realized gains on sales of marketable securities.

Operating, general and administrative expenses totaled $75,400 in the 2008 period and $99,200 in the 2007 period.


                                 Page 12 of 14
                                  Form 10-QSB

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

                                 March 31, 2008



                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMBRIDGE HOLDINGS, LTD.



May 15, 2008                      By:   /s/ Gregory Pusey
                                        ----------------------------
                                  Gregory Pusey
                                  President, Treasurer and Director


May 15, 2008                      By:   /s/ Jeffrey G. McGonegal
                                        -------------------------------
                                  Jeffrey G. McGonegal
                                  Senior Vice President-Finance,
                                  Chief Financial Officer and Director




                                 Page 14 of 14
                                  Form 10-QSB