Form 10KSB
period 2008-06-30
CAMBRIDGE HOLDINGS LTD
filed 2008-09-29
CIK 712757

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended June 30, 2008

(_) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
           (Name of small business issuer as specified in its charter)


           Colorado                                      84-0826695
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


       106 S. University Blvd. #14                          80209
            Denver, Colorado                             (Zip Code)
(Address of principal executive offices)


Issuer's telephone number(303) 722-4008

              Securities Registered Under Section 12(g) of the Act:

Common stock, $.025 par value                    OTC Bulletin Board
        (Title of Class)                        (Name of Exchange on
                                                  Which Registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [_].

The issuer had revenues of $492,000 for its most recently completed fiscal year ended June 30, 2008.

The aggregate market value of the voting stock held by non-affiliates was approximately $353,000 based upon the closing price on September 26, 2008.


State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at September 3, 2008
   Common Stock, $.025 par value                          3,509,877

                       Documents Incorporated By Reference

The issuer has not incorporated by reference into this Annual Report on Form 10-KSB: (1) any annual report to the issuer's securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act.

Transitional Small Business Disclosure Format   Yes [_]    No [X]

                                     Part I

Item 1.   DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company," "we," "us," "our"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders; the liquidation plan was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. In December 2005, a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005. Included in that dividend distribution were approximately 462,500 shares of common stock of the corporation now known as PepperBall Technologies, Inc. ("PepperBall") (formerly Security With Advanced Technology, Inc.) and approximately 420,500 shares of common stock of Bactolac Pharmaceutical, Inc., with a combined cost basis of approximately $755,500.

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio Pharma, Inc., ("AspenBio") common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's board of directors approved a distribution of the 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value of $475,000 for financial reporting purposes. The Company's board of directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to the Company's status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the board of directors did not believe that the market value of the shares of the Company reflected the value of the underlying investments and therefore to increase the value to its shareholders.

Commencing in December 2001, the Company made a series of investments in AspenBio. At June 30, 2008 the Company owned 293,487 common shares of AspenBio. In April 2007 the Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio's common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as chairman of AspenBio's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either scheduled to be redeemed for nominal value or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in PepperBall. SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6,007 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall's common stock. Greg Pusey, president of the Company, serves as chairman of PepperBall's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer.

Following the 2005 distributions of virtually all of its investment traded securities and the associated income tax ramifications from those distributions, the Company had limited cash resources with the remainder of its investments limited to the warrants and options it had received in earlier years as part of prior investments and residual shares remaining from the distributions. While the Company sought a possible combination with another entity, the value of the shares underlying the warrants and options began to rise, with the larger valued AspenBio warrants nearing expiration and the Company determined that the best course of action was to exercise a portion of its AspenBio warrants for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants to enhance shareholder value. Approximately $445,000 in cash was thereupon generated by selling 100,000 of the AspenBio common shares.

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio and its minor holding in PepperBall. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2009.

COMPETITION. As a result of the Company's plan to liquidate, the Company's position as a competitor in the real estate industry is no longer applicable.

EMPLOYEES. The Company has only one employee, who serves the Company on a part-time basis.

Item 2.   DESCRIPTION OF PROPERTY.

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


                                     PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL
                BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's $.025 par value common stock trades on the OTC Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2008 and 2007 are as follows:

   Quarter Ended                    High Bid       Low Bid
   ---------------------------------------------------------
   June 30, 2008                      $.40          $.17
   March 31, 2008                     $.60          $.40
   December 31, 2007                  $.56          $.18
   September 30, 2007                 $.18          $.17
   June 30, 2007                      $.25          $.15
   March 31, 2007                     $.16          $.15
   December 31, 2006                  $.15          $.15
   September 30, 2006                 $.15          $.15

At September 3, 2008, the number of holders of record of the Company's common stock was approximately 940 (excluding an indeterminable number of shareholders whose shares are held in street or "nominee" name).

Equity Compensation Plan Information

During the period of this report there were no equity compensation rights outstanding under the Company's 2001 Stock Incentive Option Plan.

Recent Sales of Unregistered Securities

None

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report includes "forward-looking statements" as defined by the Securities and Exchange Commission (the "SEC"). All statements, other than statements of historical fact, included in this report that address activities, events or developments that the Company believes or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made based on experience, expected future developments and other factors the Company believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company and may not materialize. Investors are cautioned that any such statements are not guarantees of future performance. Actual results or developments may differ materially from those projected in the forward-looking statements as a result of many factors. Furthermore, the Company does not intend (and is not obligated) to update publicly any forward-looking statements, except as required by law.

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2008, the Company had cash and cash equivalents of $77,600 and working capital of $1,373,100.

During April 2007, the Company borrowed $75,000 under an unsecured note payable which was repaid in July 2007 and the note arrangement terminated.

For the year ended June 30, 2008, operating activities consumed cash of $88,600 as compared to cash used of $459,300 for the year ended June 30, 2007. Net income totaled $222,700 in 2008, including noncash unrealized gains from trading securities totaling $486,300. There were no realized gains from the sale of investment securities in 2008, while in 2007 there were $354,500 in realized gains. The deferred tax liability was increased by $194,000 in 2008 to a total of $652,000, associated with the unrealized gains on investment securities.

Cash consumed by investing activities was approximately $10,600 during the year ended June 30, 2007 to purchase fixed assets. There were no investing activities in 2008.

Cash flows from financing activities provided $74,300 in 2007 and used $75,000 in 2008. Debt was issued in 2007 for $75,000 and repaid in 2008.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2007

The Company's revenues for the year ended June 30, 2008 totaled $492,400 as compared to $1,504,300 in 2007. The 2008 revenues consisted primarily of unrealized gains on investment securities. The 2007 revenues consisted of both unrealized and realized gains on investment securities. Interest and dividend income totaled $6,100 and $10,600, respectively, for 2008 and 2007.

During the years ended June 30, 2008 and 2007, the Company incurred operating, general and administrative costs of approximately $99,300 and $198,200, respectively. The Company had income before taxes of $393,100 for the year ended June 30, 2008 as compared with $1,306,100 for the year ended June 30, 2007.

INCOME TAXES

Income tax expense totaled $170,400 in 2008 and $463,500 in 2007. In 2007 and 2008 the tax provision is primarily a deferred tax expense resulting from the unrealized gain on investment securities.

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

Investments

Prior to selling the Company's assets in accordance with its plan of liquidation, the Company invested its excess working capital in investments that the Company believed had the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2008, $1,877,200 of the Company's assets consisted of such investments.

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

Revenue Recognition

Our revenues are recognized when rental revenues or property sales are complete or upon the completion of sales of securities. Revenues realized on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2008 and 2007. To the extent that we are unable to dispose of our investments, when we make decisions to do so, due to a lack of sufficient buying volume or other market conditions, it could impact our ability to generate revenues, and ultimately impact the value of our investments. The SEC's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions. During the years ended June 30, 2007 and 2008, the Company had no stock-based compensation.

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

Statements of Changes in Stockholders' Equity                             F-6

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Director and Shareholders
Cambridge Holdings, Ltd.:


We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2008, and the related statements of operations and comprehensive income
(loss), changes in stockholders' equity and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2008, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.




/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Englewood, Colorado
September 9, 2008

                            CAMBRIDGE HOLDINGS, LTD.
                                  BALANCE SHEET
                                  JUNE 30, 2008


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                      $    77,605
     Investment securities (Note 2)                                   1,877,121
     Prepaid and other assets                                            74,100
                                                                    -----------

                  Total current assets                                2,028,826

Property and equipment, net (Note 3)                                      7,209
                                                                    -----------
                                                                    $ 2,036,035
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $     3,727
     Deferred income tax liability (Note 4)                             652,000
                                                                    -----------

                  Total current liabilities                             655,727
                                                                    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
         authorized: 3,509,877 issued and outstanding                    87,747
     Additional paid-in capital                                       1,707,132
     Accumulated (deficit)                                             (414,571)
                                                                    -----------

                                                                      1,380,308


                  Total stockholders' equity                        $ 2,036,035
                                                                    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                    For the Years Ended June 30,
                                                         2008          2007
                                                     -----------    -----------
REVENUES:
     Net realized gains on sales
         of investment securities                    $        --    $   354,465
     Net unrealized gains                                486,279      1,139,188
     Interest, dividend and other income                   6,073         10,625
                                                     -----------    -----------

                  Total revenues                         492,352      1,504,278
                                                     -----------    -----------



OPERATING EXPENSES:
     Operating, general and administrative                99,283        198,190
                                                     -----------    -----------




NET INCOME BEFORE INCOME TAX EXPENSE                     393,069      1,306,088

     Income Tax Expense (Note 4)                        (170,400)      (463,500)
                                                     -----------    -----------

NET INCOME                                           $   222,669    $   842,588
                                                     ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
     DILUTED                                         $       .06    $       .24
                                                     ===========    ===========

Weighted average number of basic and diluted
     common shares outstanding                         3,509,877      3,509,877
                                                     ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007


                                                                                              Accumulated
                                                                Additional                       Other         Total
                                           Common Stock          Paid-in       Accumulated   Comprehensive  Stockholders'
                                        Shares      Par Value    Capital        (Deficit)    Income/(Loss)     Equity
                                     ----------   -----------   -----------    -----------    -----------    -----------
Balances, June 30, 2006               3,509,877   $    87,747   $ 1,707,132    $(1,479,828)   $        (5)   $   315,046

   Net unrealized gains on
       securities available for sale         --            --            --             --              5              5

   Net income for the year                   --            --            --        842,588             --        842,588
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances, June 30, 2007               3,509,877   $    87,747   $ 1,707,132    $  (637,240)   $        --    $ 1,157,639

   Net income for the year                   --            --            --        222,669             --        222,669
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances, June 30, 2008               3,509,877   $    87,747   $ 1,707,132    $  (414,571)   $        --    $ 1,380,308
                                     ==========   ===========   ===========    ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended June 30,
                                                                  ----------------------------
                                                                      2008            2007
                                                                  -----------      -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income                                                        $   222,669      $   842,588
  Adjustments to reconcile net (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                    3,192            2,751
       Unrealized (gains) on trading investment securities           (486,280)      (1,139,188)
       Realized (gains) losses on sale of investment securities            --         (354,466)
       Decrease in deferred income tax expense                        194,000          458,000
  Changes in:
       Trading investment securities - net                                 --          108,301
       Prepaids and other                                             (18,138)         (49,326)
       Accrued liabilities and other                                   (4,081)        (327,989)
                                                                  -----------      -----------

         Cash Flows (Used) By Operating Activities                    (88,638)        (459,329)
                                                                  -----------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of fixed assets                                                 --          (10,571)
                                                                  -----------      -----------

         Cash Flows (Used) By Investing Activities                         --          (10,571)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                   (75,000)              --
  Proceeds from issuance of debt                                           --           75,000
  Fees paid for issuance of debt                                           --             (750)
                                                                  -----------      -----------

         Cash Flows Provided (Used) By Investing Activities           (75,000)          74,250
                                                                  -----------      -----------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (163,638)        (395,650)

CASH AND CASH EQUIVALENTS, beginning of year                          241,243          636,893
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                            $    77,605      $   241,243
                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                     $     1,632      $     1,754
                                                                  ===========      ===========
     Income taxes                                                 $        --      $   388,000
                                                                  ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company," "we" "us," "our"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders, the liquidation plan was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio and its minor holding in PepperBall. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2009.

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

Concentration of Credit Risk
----------------------------
From time to time the Company's cash position has exceeded the federally insured limits, but no losses have been experienced. At June 30, 2008, the Company's cash in financial institutions was $77,600.

Revenue Recognition
-------------------
Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $3,192 and $2,375 for the years ended June 30, 2008 and 2007, respectively.

Income Taxes
------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company had no dilutive instruments outstanding in 2008 or 2007.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Stock Based Compensation
------------------------
Stock based compensation is accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). During 2007 and 2008 the Company has not issued any rights accounted for under these provisions.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


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

Recently Issued Accounting Pronouncements
-----------------------------------------
In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities --Including an amendment to FASB Statement No. 115" ("SFAS No. 159"). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements as of July 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." ("SFAS No. 157") This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements as of July 1, 2008.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - INVESTMENT SECURITIES

During the fourth quarter of 2007, as part of the assessment of its reporting for investment securities, the Company determined that the investment securities then owned were most appropriately classified as trading securities versus the classification of available-for-sale as determined in the prior year for investment securities then owned. Investment securities held for trading and available-for-sale are both reported at their fair market value. Unrealized gains on available-for-sale investments are reported as other comprehensive income, while unrealized gains on trading investments are reported in earnings, in both cases net of applicable income taxes. At June 30, 2008 no investments are reported in other comprehensive income.

At June 30, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,877,200 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $1,872,447. Also included were 6,007 common shares and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $4,700.

The Company realized net gains of $354,465 and proceeds from sales of $467,631, on the sale of investment securities for the year ended June 30, 2007. During the year ended June 30, 2007, a total of $1,139,188 was recognized in earnings from the change in value of trading securities and primarily resulted from the transfer of securities from the available for sale category to the trading category. Gains and losses from investment securities are determined from quoted market prices based upon the specific identification method. Due to the size of the AspenBio block of common shares owned, the forced liquidation of this investment into the marketplace over a short period of time could have an impact on its realizable value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   June 30,
                                                     2008
                                                   --------
                   Furniture and fixtures            10,027
                   Office equipment                   4,328
                                                   --------

                   Total                             14,355
                   Less accumulated depreciation     (7,146)
                                                   --------

                                                   $  7,209
                                                   ========

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - INCOME TAX EXPENSE (BENEFIT)

At June 30, 2008 the Company had recorded a deferred tax liability of $652,000 related to the difference in financial and income tax reporting of the unrealized gains of the trading investment securities.

Income tax expense (benefit) consisted of:

                                                    For the Years Ended June 30,
                                                      2008                2007
                                                   ---------           ---------
Current income taxes                               $ (23,600)          $   5,500
Deferred income taxes                                194,000             458,000
                                                   ---------           ---------
Income tax expense                                 $ 170,400           $ 463,500
                                                   =========           =========

Other than the statutory rate differences on the lower levels of taxable income, the Company had no significant differences between the reported amount of income tax expense and the applicable statutory amounts.


NOTE 5 - LINE OF CREDIT

During April 2007, the Company established a $75,000 unsecured note payable which was advanced upon execution of the line. The line was paid off and terminated in July 2007 with interest of $3,400 having been paid.

NOTE 6 - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

2001 Stock Option Plan
----------------------
The Company's 2001 Stock Option Plan, as amended, ("Plan") has a maximum of 650,000 common shares reserved to be issued to employees and consultants upon the exercise of options granted under the Plan. The option price of shares may not be less than the fair market value of common stock on the date of grant. The option price of shares issued to more than 10% shareholders may not be less than 110% of the fair market value of common stock on the date of grant. The exercise term will not exceed ten years from the date of grant. At June 30, 2008 no options were outstanding under the Plan.

Subsequent to June 30, 2008, a total of 250,000 stock options under the Company's Plan were issued to the directors. The options were vested upon their grant and 150,000 are exercisable at $0.42 and expire in ten years and 100,000 are exercisable at $0.462 and expire in five years.

                             CAMBRIDGE HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company pays its affiliate $500 per month for these facilities and services.

The Company held investment securities in Bactolac Pharmaceuticals, Inc., ("Bactolac") classified as available for sale at June 30, 2006 with an estimated fair value of $1,888. During the year ended June 30, 2007, a gain of $719,490 was recognized upon the sale of Bactolac shares. During the year ended June 30, 2007, 81 shares of Bactolac stock held by Cambridge were redeemed by Bactolac as part of a reverse split of the Bactolac common shares and one post split share was sold. A gain of $1,639 was recorded on these transactions.

At June 30, 2008 the Company owned 293,487 common shares of AspenBio Pharma, Inc. ("AspenBio"). This holding included the April 2007 exercise for cash of warrants to purchase 128,571 AspenBio common shares. Upon this exercise, the Company sold 100,000 of these AspenBio common shares for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

At June 30, 2008 the Company owned 6,007 shares of PepperBall Technologies, Inc., ("PepperBall") with a value of approximately $4,300 and owned PepperBall common stock purchase warrants exercisable for 5,000 shares of PepperBall common stock, with a value of approximately $400.

During the year ended June 30, 2008, Greg Pusey received compensation totaling $60,000 for services.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the SEC's regular review of the Company's filings under the Securities Exchange Act of 1934, the Company received correspondence from the SEC in February 2005 asking, among other points, whether the Company should be registered as an "investment company" under the Investment Company Act of 1940 (the "Investment Company Act"). Generally, an issuer is deemed to be an investment company subject to registration and reporting under the Investment Company Act if its holdings of "investment securities" exceed 40% of the value of the issuer's total assets, exclusive of government securities, securities issued by majority owned subsidiaries and cash items on an unconsolidated basis.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.



In making this evaluation, our chief executive officer and chief financial officer considered the material weaknesses discussed in Management's Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company's disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management conducted an assessment of the effectiveness of the Company's internal control system as of June 30, 2008. In making this assessment, management used the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of June 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2008.

Ineffective Control Environment
-------------------------------

The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not adequately design in an effective manner the procedures necessary to support the requirements of the financial reporting and closing process.

Our evaluation concluded that, although policies and procedures appropriate for operating control activities were designed, and in part instituted, the Company has not been successful in designing and implementing polices for the control environment. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. A material weakness in the control environment affects all other internal control components.

We have also identified conditions as of June 30, 2008 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. We have been able to mitigate this deficiency by other management personnel reviewing bank accounts and transactions, financial reports and other information, but believe that the only effective long-term solution to our accounting needs is to hire additional personnel. Due to our budgetary constraints, we are uncertain as to when or if we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the secondary reviews of information that are employed.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the year ended June 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting as of June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management is continuing to consider corrective action to remedy the internal control weaknesses described above. See "Remediation of Material Weaknesses in Internal Control over Financial Reporting" described below.

Remediation of Material Weaknesses in Internal Control over Financial Reporting
-------------------------------------------------------------------------------
Management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company's internal control over financial reporting. Management continues to implement changes to the Company's internal control systems and procedures to ensure additional controls and timely reviews of information are improving.

Management is committed to creating and implementing an effective internal control system for each of the five internal control components set forth in the Internal Control -- Integrated Framework issued by COSO. In this regard, we consult with legal and accounting professionals to support us in the development of internal controls that are built into our business infrastructure and part of the everyday consciousness of our organization.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

ITEM 8B.   OTHER INFORMATION

None.

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS.

                                  Date First
                                    Elected                 Principal Occupation
Name                    Age        Director                    and Employment
Gregory Pusey           56           1982              President, treasurer  and  director.
                                                       Mr. Pusey is a director  of Bactolac
                                                       Pharmaceutical, Inc. a privately-held
                                                       manufacturer of nutraceuticals.
                                                       Mr. Pusey is also chairman and a
                                                       director of AspenBio Pharma, Inc.,
                                                       a publicly held manufacturer of
                                                       biomedical products, and chairman of
                                                       the board of  directors of PepperBall
                                                       Technologies, Inc. Mr. Pusey
                                                       graduated from Boston College in
                                                       1974 with a BS in finance. Mr. Pusey
                                                       is also the president of Livingston
                                                       Capital, Ltd., a venture capital and
                                                       business-consulting firm.



Scott Menefee           43           1993              Director.  Mr. Menefee is the vice
                                                       president of real estate development
                                                       for Opus Northwest, LLC, a large
                                                       commercial real estate development
                                                       firm. During his tenure with Opus,
                                                       he has been involved in the
                                                       development of over 3.5 million
                                                       square feet of commercial real
                                                       estate, including office buildings,
                                                       high-rise residential condominiums,
                                                       land development shopping centers
                                                       and industrial properties. Mr.
                                                       Menefee graduated from Southern
                                                       Methodist University with an MBA in
                                                       1989 and the University of Denver
                                                       with a BSBA in 1988.




Jeffrey G. McGonegal    57           2000              Senior vice president-finance,
                                                       secretary and director. Mr.
                                                       McGonegal served as senior vice
                                                       president -finance of Bactolac
                                                       Pharmaceuticals, Inc., from February
                                                       2000 to 2006. Mr. McGonegal also has
                                                       served as chief financial officer
                                                       for PepperBall Technologies, Inc.,
                                                       since 2003 and as PepperBall's chief
                                                       executive officer from October 2007
                                                       until September 2008.  He has also
                                                       served as the chief financial
                                                       officer of AspenBio Pharma, Inc.,
                                                       since 2003. Since 1997, Mr.
                                                       McGonegal has served as managing
                                                       director of McGonegal and Co., a
                                                       company engaged in providing
                                                       accounting and business consulting
                                                       services.  Since 2005 Mr. McGonegal
                                                       also has served on the board of
                                                       Imagenetix, Inc., a publicly held
                                                       company in the nutritional
                                                       supplements industry. In September
                                                       2008 he was appointed to serve on
                                                       the board of Smart Move, Inc., a
                                                       publicly held company in the
                                                       transportation industry.   He
                                                       received a BA degree in accounting
                                                       from Florida State University. Mr.
                                                       McGonegal is a certified public
                                                       accountant licensed in the State of
                                                       Colorado.


The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's board of directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company. During the fiscal year ended June 30, 2008, the Company's board of directors held one meeting which was attended by all directors.

Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended June 30, 2008.

The Company has not adopted a Code of Ethics and does not have a separately designated audit committee nor an audit committee financial expert

Item 10.  EXECUTIVE COMPENSATION.

(a) COMPENSATION. The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2008 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                  Annual Compensation                           Awards          Payouts
                                              Other
Name and                                     Annual     Restricted               LTIP     All Other
Principal    Fiscal    Salary               Compensa-      Stock       Options  Payouts   Compensa-
Position      Year     ($)(1)   Bonus        tion(2)     Awards($)       (#)      ($)     tion($)(3)
------------- -----    ------   -----       ---------   ----------     -------  -------  -----------
Gregory Pusey,
President     2008     38,000    -0-         22,000         -0-          -0-      -0-        -0-
              2007     60,000    -0-           -0-          -0-          -0-      -0-       7,725
              2006     60,000    -0-           -0-          -0-          -0-      -0-       7,725


(1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by the Table). Mr. Pusey's current salary is $36,000 per year.

(2) Other annual compensation in 2008 consists of a cash payment awarded by the board of directors for services as president of the Company.

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

The 2001 Plan authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. As of June 30, 2008, no options to purchase shares were outstanding.

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

DIRECTOR COMPENSATION

Other than for services as officers of the Company as disclosed above under Item 10 (a), directors do not receive any cash compensation for their services as directors. Directors do periodically receive awards for options to purchase common stock under the 2001 Plan. No such grants were made in 2007.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the 2001 Stock Incentive Option Plan as of June 30, 2008.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

                             PRINCIPAL SHAREHOLDERS
                             ----------------------

     The following table sets forth as of September 26, 2008 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers; and (iii) all of our executive officers and directors as a group.

     Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

     Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of September 26, 2008 we had 3,509,877 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 106 S. University Blvd., #14, Denver, CO 80209.


                                                      Amount and
                                                       Nature of
        Name of Beneficial Owner                      Beneficial        Percent
    Executive Officers and Directors                   Ownership        of Class
-------------------------------------------           ---------        --------
Gregory Pusey (1)                                     1,772,418          46.0%
Jeffrey G. McGonegal (2)                                241,075           6.2%
Scott Menefee (3)                                       152,430           4.0%
All executive officers and
   directors as a group (three persons) (4)           2,165,923          56.2%


          5% Shareholders
          ---------------
The Peierls Foundation, Inc. (5)                        701,048          18.6%


(1) Includes 100,000 shares of common stock issuable at $0.462 per share upon the exercise of stock options that expire in September 2013. Also includes 36,000 shares of common stock owned by Mr. Pusey's IRA. Includes 7,600 shares of common stock owned by his wife and 39,709 held in his wife's IRA. Mr. Pusey disclaims beneficial ownership of the shares held by his wife except to the extent of his pecuniary interest therein.

(2) Includes 100,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.

(3) Includes 50,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.

(4)  Includes footnotes 1 to 3.

(5) Includes 302,224 shares of common stock beneficially owned by E. Jeffrey Peierls and 219,011 shares of common stock beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls, brother.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $500 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.

Commencing in December 2001, the Company made a series of investments in AspenBio ("AspenBio"). At June 30, 2008 the Company owned 293,487 common shares of AspenBio, including 128,571 shares which were acquired in April 2007 upon the exercise of warrants at an average exercise price of $1.17 per share (upon the April 2007 exercise, the Company sold 100,000 of the shares for approximately $445,000 in cash in order to reduce the level of its investment assets). Greg Pusey, president of the Company, serves as chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire. Other than any value derived from the related party's holdings as a shareholder of the Company, the related party had no interest in the above transactions.

Commencing in March 2002, the Company made a series of investments in PepperBall. PepperBall, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 6,007 common shares and publicly tradable warrants in PepperBall that are exercisable for 5,000 shares of PepperBall's common stock. Greg Pusey, president of the Company, serves as chairman of the PepperBall board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer. Other than any value derived from the related party's holdings as a shareholder of the Company, the related party had no interest in the above transactions.

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

     31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (a) Audit Fees. During the fiscal years ended June 30, 2008 and 2007, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $8,500 per year.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2008 and 2007 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2008 and 2007.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant.

                                        CAMBRIDGE HOLDINGS, LTD.

Date: September 29, 2008                By:   /s/ Gregory Pusey
                                              ---------------------------------
                                              Gregory Pusey
                                              President, Treasurer and Director

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 2008                By:   /s/ Gregory Pusey
                                              ---------------------------------
                                              Gregory Pusey
                                              President, Treasurer and Director



Date: September 29, 2008                By:   /s/ Jeffrey G. McGonegal
                                              ---------------------------------
                                              Jeffrey G. McGonegal
                                              Senior Vice President-Finance,
                                              Secretary and Director


Date: September 29, 2008                By:   /s/ Scott Menefee
                                              ---------------------------------
                                              Scott Menefee, Director