Form 10-Q
period 2008-09-30
CAMBRIDGE HOLDINGS LTD
filed 2008-11-14
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

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

               106 S. University Blvd., #14 Denver, Colorado 80209
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 722-4008
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] [No]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 126-2 of the Exchange Act. (Check one)

     Large accelerated filer |_|                        Accelerated filer |_|
       Non-accelerated filer |_|                 Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of the Registrant's $.025 par value common stock outstanding as of October 31, 2008 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

                                                                            Page
                         PART 1-- Financial Information

Item 1.   Financial Statements

          Balance Sheet as of September 30, 2008 (unaudited)
          and June 30, 2008                                                    3

          Statements of Operations For the Three Month Periods Ended
          September 30, 2008 and 2007 (unaudited)                              4

          Statements of Cash Flows For the Three Months Ended
          September 30, 2008 and 2007 (unaudited)                              5

          Notes to Unaudited Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10

Item 4T.  Controls and Procedures                                             10

                           PART II - Other Information

Item 1.   Legal Proceedings                                                   11

Item 1A.  Risk Factors                                                        11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matter to a Vote of Security Holders                  11

Item 5.   Other Information                                                   11

Item 6.   Exhibits                                                            11

          Signatures                                                          12


Part I.  Financial Information

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                     September 30,
                                                                         2008           June 30,
                                                                     (Unaudited)          2008
                                                                     -------------    -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $      52,173    $    77,605
  Investment securities                                                  1,833,937      1,877,121
  Prepaid and other assets                                                  74,100         74,100
                                                                     -------------    -----------

       Total current assets                                              1,960,210      2,028,826

  PROPERTY AND EQUIPMENT, net                                                6,437          7,209
                                                                     -------------    -----------

                                                                     $   1,966,647    $ 2,036,035
                                                                     =============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $       1,447    $     3,727
  Deferred income tax liability                                            652,000        652,000
                                                                     -------------    -----------


       Total current liabilities                                           653,447        655,727
                                                                     -------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding                 87,747         87,747
  Additional paid-in capital                                             1,803,232      1,707,132
  Accumulated (deficit)                                                   (577,779)      (414,571)
                                                                     -------------    -----------


  Total stockholders' equity                                             1,313,200      1,380,308
                                                                     -------------    -----------


                                                                     $   1,966,647    $ 2,036,035
                                                                     =============    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three months ended September 30,
                                                                  2008              2007
                                                             --------------    --------------
REVENUES:
     Net gain (loss) on marketable securities                $      (43,185)   $    1,467,134
     Interest and dividend income                                       321             2,156
                                                             --------------    --------------
         Total revenues                                             (42,864)        1,469,290



OPERATING EXPENSES:
     Operating, general, and administrative (2008 Includes
         $96,100 in stock-based compensation)                       120,344            30,106
                                                             --------------    --------------


         Total operating expenses                                   120,344            30,106
                                                             --------------    --------------

NET INCOME (LOSS) BEFORE INCOME TAX                                (163,208)        1,439,184

     Income Tax Expense (Benefit)                                        --           645,000
                                                             --------------    --------------

NET INCOME (LOSS)                                            $     (163,208)   $      794,184
                                                             ==============    ==============

NET INCOME PER COMMON SHARE, basic and diluted               $        (0.05)   $          .23
                                                             ==============    ==============


Weighted average number of common shares outstanding              3,509,877         3,509,877
                                                             ==============    ==============


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three months ended September 30,
                                                                           2008              2007
                                                                      --------------    --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                                     $     (163,208)   $      794,184
  Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Stock-based compensation                                             96,100                --
         Depreciation and amortization                                           772               802
         Deferred income taxes                                                    --           645,000
         Unrealized losses (gains) on trading investment securities           43,184        (1,467,135)
         Changes in:
         Other assets                                                             --               656
         Accrued expenses and other                                           (2,280)             (760)
                                                                      --------------    --------------


         Cash flows (used) by operating activities                           (25,432)          (27,253)
                                                                      --------------    --------------



CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
         None.
                                                                      --------------    --------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         Repayment of debt                                                        --           (75,000)
                                                                      --------------    --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (25,432)         (102,253)

CASH AND CASH EQUIVALENTS, beginning of period                                77,605           241,243
                                                                      --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                              $       52,173    $      138,990
                                                                      --------------    --------------


  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                       $           --    $           --
       Cash paid during the period for income taxes                   $           --    $           --



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            Cambridge Holdings, Ltd.
                          Notes to Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd. (the "Company", "we" or "us") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB filed with the SEC for the year ended June 30, 2008. The results of operations for the period ended September 30, 2008 are not necessarily an indication of operating results for the full year. Certain amounts in the 2007 interim financial statements have been reclassified to conform to the 2008 presentation.
Recently issued accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value ("fair value option"). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on July 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on July 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on July 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities.

Loss per share
--------------

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at September 30, 2008 and none at September 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Note 1 - Investment Securities

Effective July 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines how "fair value" should be determined in connection with the Company's assets and also provides additional disclosure requirements concerning the determination of fair value. The Company has valued its investment assets using quoted prices in active markets for identical assets (Level 1) commencing with July 1, 2008. As a result of this adoption there were no transfers between categories and no changes in the beginning and ending balances. There were no purchases or sales during the period and unrealized gains and losses are as reported in the statement of operations for the period.

At September 30, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,833,900 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $1,831,400. Also included were 3,004 common shares ("PBAL") and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $2,600.

At June 30, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,877,200 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $1,872,447. Also included were 3,004 common shares ("PBAL") and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $4,700.

Note 2 - Property and Equipment

Property and equipment consisted of the following:

                                            September 30,        June 30,
                                                 2008              2008
                                             (Unaudited)
                                            ------------         ---------
Computer equipment and software             $      2,445         $   2,445
Office equipment                                   1,883             1,883
Furniture and fixtures                            10,026            10,026
                                            ------------         ---------
                                                  14,354            14,354
Less accumulated depreciation                     (7,917)           (7,145)
                                            ------------         ---------
                                            $      6,437         $   7,209
                                            ============         =========

Note 3 - Stock Options

During the three months ended September 30, 2008, options to purchase a total of 250,000 shares of the Company's common stock under the Company's 2001 Stock Option Plan ("Plan") were issued to the directors. The options were vested upon their grant and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years, and options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company's shareholders providing for up to 650,000 common shares to be reserved for issuance under the Plan. Stock options granted under this Plan generally vest over periods of up to three years from the date of grant as specified in the Plan or by the compensation committee of the Company's board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended September 30, 2008 totaling $96,100.

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the three months ended September 30, 2008. Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and Estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of Cambridge's common stock over the past three years, based upon management's assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the three months ended September 30, 2008 is presented below:

                                              Shares       Weighted    Weighted     Aggregate
                                               Under       Average      Average     Intrinsic
                                              Option       Exercise    Remaining      Value
                                                           Price      Contractual
                                                                      Life (Years)
                                             --------     ---------   ------------  ----------
Outstanding at June 30, 2008                       --     $      --
     Granted                                 250,000           0.44
     Exercised                                     --            --
     Forfeited                                     --            --
                                             --------     ---------
Outstanding at September 30, 2008            250,000      $    0.44       8.0        $    --
                                             --------     ---------
Exercisable at September 30, 2008            250,000      $    0.44       8.0        $    --
                                             --------     ---------

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2008.

During the three months ended September 30, 2008, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

As of September 30, 2008, based upon employee, advisor and consultant options granted to that point there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods. Note 4 - Income Tax Expense (Benefit)

At September 30, 2008 the Company had a deferred tax liability of $652,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                                 Three Months Ended
                                                    September 30,
                                              2008                2007
                                          -------------       -------------
Current income tax (benefit):
         Federal                          $          --       $          --
         State                                       --                  --
                                          -------------       -------------
Deferred income tax expense:
         Federal                                     --             605,000
         State                                       --              40,000
                                          -------------       -------------


Total Income tax expense (benefit)        $          --       $     645,000
                                          =============       =============



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commencing in March 2002, the Company made a series of investments in PepperBall. PepperBall, formerly SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,004 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall's common stock. Greg Pusey, president of the Company, serves as chairman of PepperBall's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer.

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

Results of Operations
---------------------

Three-month Period Ended September 30, 2008 compared to three-month Period Ended September 30, 2007

The Company's revenues for the three-month period ended September 30, 2008 was a negative $42,900. Unrealized losses from the decline in value of marketable securities totaled $43,200.

The Company's revenues for the three-month period ended September 30, 2007 totaled $1,469,300 consisting primarily of unrealized gains on sales of marketable securities of $1,467,100.

Operating, general and administrative expenses totaled $120,300 in the 2008 period and $30,100 in the 2007 period with the increase primarily attributable to the stock-based compensation expense arising from the stock option grants in 2008.

Liquidity and Capital Resources
-------------------------------

At September 30, 2008, the Company had cash and cash equivalents of $52,200 and working capital of $1,306,800.

For the three-month period ended September 30, 2008 operating activities used cash of $25,400. Unrealized losses on trading investment securities were $43,200.

For the three-month period ended September 30, 2007 operating activities used cash of $27,300. Unrealized gains on trading investment securities were $1,467,100 offset by an adjustment to deferred income taxes of $645,000.

There was no cash used by investing activities during the three-month periods ended September 30, 2008 or 2007. There was $75,000 of debt repaid in the three-month period ended September 30, 2007.


    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable to smaller reporting companies. Item 4T. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer / chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the "Evaluation Date"). Based on that review and evaluation, our chief executive officer / chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time, except as described below.

The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not adequately design in an effective manner the procedures necessary to support on a timely basis the requirements of the financial reporting and closing process.

Our evaluation concluded that, although policies and procedures appropriate for operating control activities were designed, and in large part instituted, the Company has not been successful in designing and implementing polices for the control environment. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. A material weakness in the control environment affects all other internal control components.

We have also identified conditions as of September 30, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the three months ended September 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings
None.

ITEM 1A.  Risk Factors

     The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended September 30, 2008, options to acquire 250,000 shares of stock exercisable at an average of $0.44 per share were granted to directors. The options vested upon grant and expire in five to ten years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the "Act") for the above issuance. No commission or other remuneration was paid on this issuance.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits


     (a)  Exhibits 31.1, 31.2 and 32 are furnished.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAMBRIDGE HOLDINGS, LTD.



November 14, 2008                    By:   /s/ Gregory Pusey
                                           ----------------------------
                                     Gregory Pusey
                                     President, Treasurer and Director


November 14, 2008                    By:   /s/ Jeffrey G. McGonegal
                                           -------------------------------
                                     Jeffrey G. McGonegal
                                     Senior Vice President-Finance,
                                     Chief Financial Officer and Director