Form 10-Q
period 2008-12-31
CAMBRIDGE HOLDINGS LTD
filed 2009-02-17
CIK 712757

Form 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ TO ______________

                         Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-0826695
            --------                                     ----------
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

    106 S. University Blvd., #14  Denver, Colorado                 80209
    ----------------------------------------------                 ------
       (Address of principal executive offices)                  (Zip Code)

                                 (303) 722-4008
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

   Large accelerated filer |_|                Accelerated filer |_|
   Non-accelerated filer |_|                  Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

The number of shares of the registrant's $.025 par value common stock outstanding as of February 3, 2009 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

                         PART 1-- Financial Information

Item 1.      Financial Statements

Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008          3

Statements of Operations and Comprehensive Income (Loss)
      For the Three and Six Months Ended December 31, 2008
      and 2007 (unaudited)                                                    4

Statements of Cash Flows For the Six Months Ended December 31, 2008
      and 2007 (unaudited)                                                    5

Notes to Unaudited Financial Statements                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      12

Item 4T.     Controls and Procedures                                         12

                           PART II - Other Informatio
n

Item 1.      Legal Proceedings                                               13

Item 1A.     Risk Factors                                                    13

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3.      Defaults Upon Senior Securities                                 13

Item 4.      Submission of Matters to a Vote of Security Holders             13

Item 5.      Other Information                                               14

Item 6.      Exhibits                                                        14

             Signatures                                                      15



                                  Page 2 of 15
                                   Form 10-Q

Part I.  Financial Information

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                              December 31,
                                                                 2008         June 30,
                                                              (Unaudited)       2008
                                                              -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                   $    67,968    $    77,605
  Investment securities                                         1,811,105      1,877,121
  Prepaid and other assets                                         37,609         74,100
                                                              -----------    -----------

       Total current assets                                     1,916,682      2,028,826

  PROPERTY AND EQUIPMENT, net                                       5,666          7,209
                                                              -----------    -----------

                                                              $ 1,922,348    $ 2,036,035
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $     2,634    $     3,727
  Deferred income tax liability                                   652,000        652,000
                                                              -----------    -----------


       Total current liabilities                                  654,634        655,727
                                                              -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding        87,747         87,747
  Additional paid-in capital                                    1,803,232      1,707,132
  Accumulated (deficit)                                          (623,265)      (414,571)
                                                              -----------    -----------



  Total stockholders' equity                                    1,267,714      1,380,308
                                                              -----------    -----------


                                                              $ 1,922,348    $ 2,036,035
                                                              ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  Page 3 of 15
                                   Form 10-Q


                            CAMBRIDGE HOLDINGS, LTD.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                 Three months ended               Six months ended
                                                    December 31,                    December 31,
                                               2008             2007           2008            2007
Revenues:                                  ------------    ------------    ------------    ------------
Net gains (losses) on
   investment securities                   $    (22,831)   $   (287,288)   $    (66,016)   $  1,179,846
Interest and dividend income                        176           1,764             497           4,792
                                           ------------    ------------    ------------    ------------

Total revenues                                  (22,655)       (285,524)        (65,519)      1,184,638
                                           ------------    ------------    ------------    ------------

Expenses:
   Operating, general and administrative         29,615          25,037         149,959          55,143
                                           ------------    ------------    ------------    ------------

Income (loss) before income taxes               (52,270)       (310,561)       (215,478)      1,129,495
                                           ------------    ------------    ------------    ------------


Income tax (benefit) expense (Note 4)            (6,784)       (112,000)         (6,784)        533,000
                                           ------------    ------------    ------------    ------------



Net income (loss)                          $    (45,486)   $   (198,561)   $   (208,694)   $    596,495

Other comprehensive income (loss),
  net of income tax:
  Unrealized holding gains (losses)                  --              --              --              --
                                           ------------    ------------    ------------    ------------

Comprehensive income (loss)                $    (45,486)   $   (198,561)   $   (208,694)   $    596,495
                                           ============    ============    ============    ============


Basic and diluted income (loss)
   per common share:                       $       (.01)   $      (.06)    $       (.06)   $        .17
                                           ============    ============    ============    ============

Weighted average number of common
  shares outstanding                          3,509,877       3,509,877       3,509,877       3,509,877



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 4 of 15
                                   Form 10-Q

                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six months ended December 31,
                                                         2008            2007
                                                      -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                     $  (208,694)   $   596,495
Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                      1,543          1,604
         Stock-based compensation                          96,100             --
         Deferred income taxes                                 --        542,000
         Unrealized (gains) losses on trading
           investment securities                           66,015     (1,179,847)
     Changes in:
         Other assets                                      36,491         (2,256)
         Accrued expenses and other                        (1,092)        (7,469)
                                                      -----------    -----------


         Cash flows (used) by operating activities         (9,637)       (49,473)
                                                      -----------    -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                            --             --
  Purchase of fixed assets                                     --             --
                                                      -----------    -----------

         Cash flows (used) by investing activities             --             --
                                                      -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Repayment of debt                                            --        (75,000)
                                                      -----------    -----------

         Cash flows (used) by financing activities             --        (75,000)
                                                      -----------    -----------


NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                             (9,637)      (124,473)

CASH AND CASH EQUIVALENTS, beginning of period             77,605        241,243
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period              $    67,968    $   116,770
                                                      -----------    -----------


  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest       $        --    $     2,000
       Cash paid during the period for income taxes   $        --    $        --




            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 5 of 15
                                   Form 10-Q

                            Cambridge Holdings, Ltd.
                     Notes to Unaudited Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd. (the "Company," "we," "us" or "our") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2008, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB filed with the SEC for the year ended June 30, 2008. The results of operations for the period ended December 31, 2008 are not necessarily an indication of operating results for the full year. Certain amounts in the 2007 interim financial statements have been reclassified to conform to the 2008 presentation.

Recently issued accounting pronouncements:    In February 2007, the FASB issued
Statement of Financial Accounting Standards ("SFAS" No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value ("fair value option"). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on July 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at December 31, 2008 and none at December 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.


                                  Page 6 of 15
                                   Form 10-Q

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

At December 31, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,811,100 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc. ("AspenBio") at a cost of approximately $237,100 and a fair market value of approximately $1,810,900. Also included were 3,004 common shares ("PBAL") and 5,000 common stock purchase warrants ("PBALW") of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $300. Subsequent to December 31, 2008 the market value of the common shares of AspenBio has decreased to approximately $481,000 as of February 6, 2009 based upon the closing price of such shares on that date.

At June 30, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,877,200 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio at a cost of approximately $237,100 and a fair market value of approximately $1,872,447. Also included were 3,004 common shares ("PBAL") and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $4,700.

Note 2 - Property and Equipment Property and equipment consisted of the following:
                                          December 31,         June 30,
                                              2008               2008
                                          (Unaudited)
                                           ----------         ----------
Computer equipment and software            $    2,445         $    2,445
Office equipment                                1,883              1,883
Furniture and fixtures                         10,026             10,026
                                           ----------         ----------
                                               14,354             14,354
Less accumulated depreciation                  (8,688)            (7,145)
                                           ----------         ----------
                                           $    5,666         $    7,209
                                           ==========         ==========


Note 3 - Stock Options

During the six months ended December 31, 2008, options to purchase a total of 250,000 shares of the Company's common stock under the Company's 2001 Stock Option Plan (the "Plan") were issued to the Company's directors. The options were vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years. Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.


                                  Page 7 of 15
                                   Form 10-Q

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company's shareholders providing for up to 650,000 common shares to be reserved for issuance under the Plan. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee of the Company's board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended December 31, 2008 totaling $96,100.

The Company accounts for stock-based compensation SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the six months ended December 31, 2008. Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and Estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock over the past six years, based upon management's assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the six months ended December 31, 2008 is presented below:

                                         Shares      Weighted      Weighted      Aggregate
                                          Under      Average        Average      Intrinsic
                                         Option      Exercise      Remaining       Value
                                                      Price        Contractual
                                                                  Life (Years)
                                       ---------    ----------    ------------   ---------
Outstanding at June 30, 2008                  --    $       --
     Granted                             250,000          0.44
     Exercised                                --            --
     Forfeited                                --            --
                                       ---------    ----------
Outstanding at December 31, 2008         250,000    $     0.44        8.0        $      --
                                       =========    ==========                   =========
Exercisable at December 31, 2008         250,000    $     0.44        8.0        $      --
                                       =========    ==========                   =========

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2008.


                                  Page 8 of 15
                                   Form 10-Q

During the six months ended December 31, 2008, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

As of December 31, 2008, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax Expense (Benefit)

At December 31, 2008 the Company had a deferred tax liability of $652,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                                          Six Months Ended
                                                             December 31,
                                                        2008             2007
                                                     ---------        ---------
Current income tax (benefit):
              Federal                                $  (5,784)       $  (7,000)
              State                                     (1,000)          (2,000)
                                                     ---------        ---------
                                                        (6,784)          (9,000)
Deferred income tax expense:
              Federal                                       --          474,000
              State                                         --           68,000
                                                     ---------        ---------
                                                                        542,000

Total Income tax expense (benefit)                   $  (6,784)       $ 533,000
                                                     =========        =========




Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," "we," "us," "our"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and our board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and our board, including work by or legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.


                                  Page 9 of 15
                                   Form 10-Q

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, on June 9, 2005, our board of directors unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders. The liquidation plan was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

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

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio Pharma, Inc. ("AspenBio") common stock, which was recorded by the Company as a dividend at the shares' then estimated fair value of $150,000. In March 2005, the Company's board of directors approved a distribution of the 532,275 shares of the then remaining total AspenBio common stock owned by the Company. This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares' estimated value of $475,000 for financial reporting purposes. The Company's board of directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company's level of investment assets, following the SEC's inquiry as to the Company's status as not being in compliance with the reporting requirements under the Investment Company Act, and 2) the board of directors did not believe that the market value of the shares of the Company reflected the value of the underlying investments and therefore to increase the value to its shareholders.

Commencing in December 2001, the Company made a series of investments in AspenBio. At June 30, 2008 the Company owned 293,487 common shares of AspenBio. In April 2007 the Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio's common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as vice chairman of AspenBio's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either scheduled to be redeemed for nominal value or were scheduled to expire.

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


                                  Page 10 of 15
                                   Form 10-Q

Following the 2005 distributions of virtually all of its investment traded securities and the associated income tax ramifications from those distributions, the Company had limited cash resources with the remainder of its investments limited to the warrants and options it had received in earlier years as part of prior investments and residual shares remaining from the distributions. While the Company sought a possible combination with another entity, the value of the shares underlying the warrants and options began to rise, with the larger valued AspenBio warrants nearing expiration. The Company determined that, to enhance shareholder value, the best course of action was to exercise a portion of its AspenBio warrants for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants. Approximately $445,000 in cash was thereupon generated by selling 100,000 of the AspenBio common shares.

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

Results of Operations
---------------------

Three-month Period Ended December 31, 2008 compared to Three-month Period Ended December 31, 2007

The Company's revenues for the three-month period ended December 31, 2008 was a negative $22,700. Unrealized losses from the decline in value of marketable securities totaled $22,800.

The Company's revenues for the three-month period ended December 31, 2007 was a negative $285,500, consisting primarily of unrealized gains on sales of marketable securities of $287,300. The change between the two periods resulted primarily from changes in the market value of the investment securities.

Operating, general and administrative expenses totaled $29,600 for the three-month period ended December 31, 2008 and $25,000 for the three-month period ended December 31, 2007, with no significant changes between the two periods.

Six-month Period Ended December 31, 2008 compared to Six-month Period Ended December 31, 2007

The Company's revenues for the six-month period ended December 31, 2008 was a negative $65,500. Unrealized losses from the decline in value of marketable securities totaled $66,000.

The Company's revenues for the six-month period ended December 31, 2007 totaled $1,184,600, consisting primarily of unrealized gains on sales of marketable securities of $1,179,800. The change between the two periods' resulted primarily from changes in the market value of the investment securities.

Operating, general and administrative expenses totaled $150,000 for the six-month period ended December 31, 2008 and $55,100 for the six-month period ended December 31, 2007 with the increase primarily attributable to the stock-based compensation expense arising from the stock option grants in 2008.

During the six-month period ended December 31, 2008 an income tax benefit of $6,700 was recorded as compared to an income tax expense of $533,000 during the six-month period ended December 31, 2007. The income tax amounts relate primarily to the difference in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources
-------------------------------

At December 31, 2008, the Company had cash and cash equivalents of $68,000 and working capital of $1,262,000.


                                  Page 11 of 15
                                   Form 10-Q

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the investments securities, the fair value of assets, and the Company's liquidity. Subsequent to December 31, 2008, the market value of the common shares of AspenBio has decreased to approximately $481,000 as of February 6, 2009, based upon the closing price of such shares on that date. This is a decrease of $1,329,800 from the value at December 31, 2008.

Management will continue to monitor the risks associated with the current environment and their impact on the Company's assets.

For the six-month period ended December 31, 2008 operating activities used cash of $9,600. Unrealized losses on trading investment securities were $66,000. Stock-based compensation was $96,100.

For the six-month period ended December 31, 2007 operating activities used cash of $49,500. Unrealized gains on trading investment securities were $1,179,800 offset by an adjustment to deferred income taxes of $542,000.

There was no cash used by investing during the six-month periods ended December 31, 2008 or 2007. Financing activities consumed $75,000 of debt repaid in the six-month period ended December 31, 2007.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the "Evaluation Date"). Based on that review and evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date and except as described below, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time, except as described below.

                                  Page 12 of 15
                                   Form 10-Q

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

We have also identified conditions as of December 31, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the six months ended December 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                  Page 13 of 15
                                   Form 10-Q

Item 5.   Other Information

     None.

Item 6.  Exhibits


         31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

         31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

         32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                  Page 14 of 15
                                   Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CAMBRIDGE HOLDINGS, LTD.



February 17, 2009                        By: /s/ Gregory Pusey
                                             --------------------------
                                         Gregory Pusey
                                         Chief Executive Officer, President,
                                         Treasurer and Director


February 17, 2009                        By: /s/ Jeffrey G. McGonegal
                                             -------------------------------
                                         Jeffrey G. McGonegal
                                         Senior Vice President-Finance,
                                         Chief Financial Officer and Director



                                  Page 15 of 15
                                   Form 10-Q