Form 10-Q
period 2009-03-31
CAMBRIDGE HOLDINGS LTD
filed 2009-05-15
CIK 712757

Form 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                                        OR

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).      Yes [ ] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X] The number of shares of the registrant's $.025 par value common stock outstanding as of May 7, 2009 was 3,509,877.

                            CAMBRIDGE HOLDINGS, LTD.

                         PART 1-- Financial Information

Item 1.   Financial Statements

     Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008       3

     Statements of Operations For the Three and Nine Months Ended
     March 31, 2009 and 2008 (unaudited)                                     4

     Statements of Cash Flows For the Nine Months Ended March 31, 2009
     and 2008 (unaudited)                                                    5

     Notes to Unaudited Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

Item 4T.  Controls and Procedures                                           12

                           PART II - Other Information

Item 1.   Legal Proceedings                                                 13

Item 1A.  Risk Factors                                                      13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 14

Item 6.   Exhibits                                                          14

          Signatures                                                        15

                                  Page 2 of 15
                                   Form 10-Q

Part I.  Financial Information

                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                       March 31,
                                                                         2009         June 30,
                                                                     (Unaudited)       2008
                                                                     -----------    -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $    84,802    $    77,605
  Investment securities                                                  487,461      1,877,121
  Prepaid and other assets                                                14,311         74,100
                                                                     -----------    -----------

       Total current assets                                              586,574      2,028,826

  PROPERTY AND EQUIPMENT, net                                              4,977          7,209
                                                                     -----------    -----------

                                                                     $   591,551    $ 2,036,035
                                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $     3,920    $     3,727
  Deferred income tax liability                                           96,000        652,000
                                                                     -----------    -----------


       Total current liabilities                                          99,920        655,727
                                                                     -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - $.025 par value, 15,000,000 shares
       authorized:  3,509,877 shares issued and outstanding               87,747         87,747
  Additional paid-in capital                                           1,803,232      1,707,132
  Accumulated (deficit)                                               (1,399,348)      (414,571)
                                                                     -----------    -----------


  Total stockholders' equity                                             491,631      1,380,308
                                                                     -----------    -----------


                                                                     $   591,551    $ 2,036,035
                                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 3 of 15
                                   Form 10-Q


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three months ended             Nine months ended
                                                   March 31,                      March 31,
                                               2009           2008           2009          2008
                                           -----------    -----------    -----------    -----------
Revenues:
Net gains (losses) on
   investment securities                   $(1,323,644)   $  (747,065)   $(1,389,660)   $   432,781
Interest and dividend income                        26            780            523          5,573
                                           -----------    -----------    -----------    -----------

Total revenues                              (1,323,618)      (746,285)    (1,389,137)       438,354
                                           -----------    -----------    -----------    -----------

Expenses:
   Operating, general and administrative        22,681         20,267        172,640         75,410
                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes           (1,346,299)      (766,552)    (1,561,777)       362,944
                                           -----------    -----------    -----------    -----------


Income tax (benefit) expense (Note 4)         (570,216)      (385,000)      (577,000)       148,000
                                           -----------    -----------    -----------    -----------


Net income (loss)                          $  (776,083)   $  (381,552)   $  (984,777)   $   214,944
                                           ===========    ===========    ===========    ===========


Basic and diluted income (loss)
   per common share:                       $      (.22)   $     (.11)    $     (.28)    $       .06
                                           ===========    ===========    ===========    ===========

Weighted average number of common
  shares outstanding                         3,509,877      3,509,877      3,509,877      3,509,877
                                           ===========    ===========    ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 4 of 15
                                   Form 10-Q


                            CAMBRIDGE HOLDINGS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine months ended March 31,
                                                        2009              2008
                                                      -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                     $  (984,777)   $   214,944
Adjustments to reconcile net income (loss) to cash
       provided (used) by operating activities:
         Depreciation and amortization                      2,232          2,407
         Stock-based compensation                          96,100             --
         Deferred income taxes                           (556,000)       173,000
         Unrealized (gains) losses on trading
           investment securities                        1,389,660       (432,782)
     Changes in:
         Other assets                                      59,789        (18,256)
         Accrued expenses and other                           193         (7,315)
                                                      -----------    -----------


         Cash flows provided (used) by
             operating activities                           7,197        (68,002)
                                                      -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of marketable securities                            --             --
  Purchase of fixed assets                                     --             --
                                                      -----------    -----------

         Cash flows (used) by investing activities             --             --
                                                      -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Repayment of debt                                            --        (75,000)
                                                      -----------    -----------

         Cash flows (used) by financing activities             --        (75,000)
                                                      -----------    -----------


NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                              7,197       (143,002)

CASH AND CASH EQUIVALENTS, beginning of period             77,605        241,243
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period              $    84,802    $    98,241

  Supplemental disclosure of cash flow information:
       Cash paid during the period for interest       $        --    $        --
       Cash paid during the period for income taxes   $        --    $        --

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  Page 5 of 15
                                   Form 10-Q

                            Cambridge Holdings, Ltd.
                     Notes to Unaudited Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd. (the "Company," "we," "us" or "our") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB filed with the SEC for the year ended June 30, 2008. The results of operations for the period ended March 31, 2009 are not necessarily an indication of operating results for the full year. Certain amounts in the 2008 interim financial statements have been reclassified to conform to the 2008 presentation.

Recently issued accounting pronouncements:

In December 2007, the Financial Accounting Standards Board ("FASB) ratified Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 will be effective for the Company beginning July 1, 2009, and its adoption is not expected to have a material impact on the Company's financial statements.

On January 1, 2009, we adopted EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 will be effective for the Company beginning July 1, 2009, and its adoption is not expected to have a material impact on the Company's financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's financial statements.

                                  Page 6 of 15
                                   Form 10-Q

Loss per share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at March 31, 2009 and none at March 31, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

At March 31, 2009 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $487,500 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc. ("AspenBio") at a cost of approximately $237,100 and a fair market value of approximately $487,200. Also included were 3,004 common shares ("PBAL") and 5,000 common stock purchase warrants ("PBALW") of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $300.

At June 30, 2008 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $1,877,100 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio at a cost of approximately $237,100 and a fair market value of approximately $1,872,400. Also included were 3,004 PBAL common shares and 5,000 PBLAW common stock purchase warrants at a total cost of $9,200 and a total fair market value of $4,700.


Note 2 - Property and Equipment Property and equipment consisted of the following:
                                               March 31,
                                                 2009              June 30,
                                              (Unaudited)            2008
                                             ------------         -----------
Computer equipment and software              $      2,445         $     2,445
Office equipment                                    1,883               1,883
Furniture and fixtures                             10,026              10,026
                                             ------------         -----------
                                                   14,354              14,354
Less accumulated depreciation                      (9,377)             (7,145)
                                             ------------         -----------
                                             $      4,977         $     7,209
                                             ============         ===========

                                  Page 7 of 15
                                   Form 10-Q

Note 3 - Stock Options

During the nine months ended March 31, 2009, options to purchase a total of 250,000 shares of the Company's common stock under the Company's 2001 Stock Option Plan (the "Plan") were issued to the Company's directors. The options were vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years. Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan. The Plan has been approved by the Company's shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee of the Company's board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended March 31, 2009 totaling $96,100.

The Company accounts for stock-based compensation SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the nine months ended March 31, 2009. Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and Estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock over the past nine years, based upon management's assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended March 31, 2009 is presented below:

                                     Shares      Weighted     Weighted      Aggregate
                                      Under       Average      Average      Intrinsic
                                     Option      Exercise    Remaining        Value
                                                  Price     Contractual   Life (Years)
                                    --------    ----------  -----------   ------------
Outstanding at June 30, 2008              --    $       --
     Granted                         250,000          0.44
     Exercised                            --            --
     Forfeited                            --            --
                                    --------    ----------
Outstanding at March 31, 2009        250,000    $     0.44       7.7        $     --
                                    ========    ==========                  ==========
Exercisable at March 31, 2009        250,000    $     0.44       7.7        $     --
                                    ========    ==========                  ==========

                                  Page 8 of 15
                                   Form 10-Q

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2009.

During the nine months ended March 31, 2009, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

As of March 31, 2009, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax Expense (Benefit)

At March 31, 2009 the Company had a deferred tax liability of $96,000, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

                                                          Nine Months Ended
                                                               March 31,
                                                        2009            2008
                                                     ---------        ---------
Current income tax (benefit):
              Federal                                $ (17,000)       $ (22,000)
              State                                     (4,000)          (3,000)
                                                     ---------        ---------
                                                       (21,000)         (25,000)
                                                     ---------        ---------
Deferred income tax expense:
              Federal                                 (487,000)         151,000
              State                                    (69,000)          22,000
                                                     ---------        ---------
                                                      (556,000)         173,000
                                                     ---------        ---------

Total Income tax expense (benefit)                   $(577,000)       $ 148,000
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

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

                                  Page 9 of 15
                                   Form 10-Q

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and our board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and our board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

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

We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act. In December 2005, a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005. Included in that dividend distribution were approximately 462,500 shares of common stock of PepperBall Technologies, Inc. ("PepperBall") and approximately 420,500 shares of common stock of Bactolac Pharmaceutical, Inc., with a combined cost basis of approximately $755,500.

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

                                  Page 10 of 15
                                    Form 10-Q

Commencing in March 2002, the Company made a series of investments in PepperBall. PepperBall, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,004 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall's common stock. Greg Pusey, president of the Company, serves on PepperBall's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer.

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

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio and its minor holding in PepperBall. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management is working to implement this liquidation plan as quickly as it can be done on a financially prudent basis.

Results of Operations
---------------------


Three-month Period Ended March 31, 2009 compared to Three-month Period Ended March 31, 2008

The Company's revenues for the three-month period ended March 31, 2009 were negative $1,323,600. Unrealized losses from the decline in value of marketable securities totaled $1,323,600.

The Company's revenues for the three-month period ended March 31, 2008 were negative $746,300, consisting primarily of unrealized losses on sales of marketable securities of $747,100. The change between the two periods resulted primarily from changes in the market value of the investment securities.

Operating, general and administrative expenses totaled $22,700 for the three-month period ended March 31, 2009 and $20,300 for the three-month period ended March 31, 2008, with no significant changes between the two periods.

Other than changes resulting from changes arising from revenue amounts and corresponding income tax expense (benefit) changes, there were no significant changes in net income (loss) between the periods.


Nine-month Period Ended March 31, 2009 compared to Nine-month Period Ended March 31, 2008

The Company's revenues for the nine-month period ended March 31, 2009 were negative $1,389,100. Unrealized losses from the decline in value of marketable securities totaled $1,389,700.

The Company's revenues for the nine-month period ended March 31, 2008 were $438,400, consisting primarily of unrealized gains on sales of marketable securities of $432,800. The change between the two periods' resulted primarily from changes in the market value of the investment securities.

Operating, general and administrative expenses totaled $172,600 for the nine-month period ended March 31, 2009 and $75,400 for the nine-month period ended March 31, 2008 with the increase primarily attributable to the stock-based compensation expense arising from the stock option grants in 2009.

During the nine-month period ended March 31, 2009 an income tax benefit of $577,000 was recorded as compared to an income tax expense of $148,000 during the nine-month period ended March 31, 2008. The income tax amounts relate primarily to changes in the difference in investment securities amounts recorded for financial reporting and income tax purposes.

                                  Page 11 of 15
                                    Form 10-Q

Other than changes resulting from changes arising from revenue amounts and corresponding income tax expense (benefit) changes, there were no significant changes in net income (loss) between the periods.

Liquidity and Capital Resources
-------------------------------

At March 31, 2009, the Company had cash and cash equivalents of $84,800 and working capital of $486,700.

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

For the nine-month period ended March 31, 2009 operating activities provided cash of $7,200. The loss of $984,800 was substantially due to a $1,389,700 decline in the market value of investment securities net of the corresponding $556,000 reduction in deferred income taxes. Stock-based compensation was $96,100 was recorded in the period as a non-cash expense.

For the nine-month period ended March 31, 2008 operating activities used cash of $68,000. Unrealized gains on trading investment securities were $432,800 offset by an adjustment to deferred income taxes of $173,000.

There was no cash used by investing during the nine-month periods ended March 31, 2009 or 2008. Financing activities consumed $75,000 of debt repaid in the nine-month period ended March 31, 2008.


    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Exchange Act, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

                                  Page 12 of 15
                                    Form 10-Q

Our management, including our chief executive officer and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the "Evaluation Date"). Based on that review and evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date and except as described below, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time, except as described below.

The Company did not maintain an effective control environment based on criteria established in the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Specifically, the Company did not adequately design in an effective manner the procedures necessary to support on a timely basis the requirements of the financial reporting and closing process.

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

We have also identified conditions as of March 31, 2009 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the nine months ended March 31, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

     The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

                                  Page 13 of 15
                                   Form 10-Q

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


                                       CAMBRIDGE HOLDINGS, LTD.



May 15, 2009                      By:  /s/  Gregory Pusey
                                       ----------------------------
                                            Gregory Pusey
                                            Chief Executive Officer,
                                            President, Treasurer and Director


May 15, 2009                      By:  /s/ Jeffrey G. McGonegal
                                       ----------------------------
                                           Jeffrey G. McGonegal
                                           Senior Vice President-Finance,
                                           Chief Financial Officer and Director



                                  Page 15 of 15
                                    Form 10-Q