Form 10-K
period 2009-06-30
CAMBRIDGE HOLDINGS LTD
filed 2009-09-28
CIK 712757

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2009

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ TO ______________

Commission file number 0-12962

                            CAMBRIDGE HOLDINGS, LTD.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Colorado                                       84-0826695
           --------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


       106 S. University Blvd. #14
            Denver, Colorado                                80209
            ----------------                                -----
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code      (303) 722-4008


        Securities registered pursuant to Section 12(b) of the Act: None

              Securities Registered Under Section 12(g) of the Act:

                          Common stock, $.025 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well known, seasoned issuer, as
defined in Rule 405 of the Securities Act:   Yes [_]   No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act:   Yes [_]    No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes |X| No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large accelerated filer [_]               Accelerated filer [_]

         Non-accelerated filer [_]                 Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):    Yes |X|   No [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009, computed by reference to the closing price on that date, was $450,500.

The number of shares outstanding of the registrant's common stock at September 24, 2009 was 3,509,877.

                            CAMBRIDGE HOLDINGS, LTD.
                      INDEX TO ANNUAL REPORT ON FORM 10-K



                                     PART I                                 Page

Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                         6
Item 1B.  Unresolved Staff Comments                                            7
Item 2.   Properties                                                           7
Item 3.   Legal Proceedings                                                    7
Item 4.   Submission of Matters to a Vote of Security Holders                  7

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    7
Item 6.   Selected Financial Data                                              8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          10
Item 8.   Financial Statements and Supplementary Data                         10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                           10
Item 9A(T)Controls and Procedures                                             10
Item 9B   Other Information                                                   13

                                    PART III


Item 10.  Directors and Executive Officers and Corporate Governance           14
Item 11.  Executive Compensation                                              15
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     16
Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        18
Item 14.  Principal Accountant Fees and Services                              19

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules                          20
          Signatures                                                          21


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishment of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing any of our development products, and difficulties in obtaining financing on an as-needed basis.

                                     Part I

Item 1.   BUSINESS.

(a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company," "we," "us," "our"), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities", which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board of directors have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, on June 9, 2005, the board unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

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

Commencing in December 2001, the Company made a series of investments in AspenBio. At June 30, 2009 the Company owned 293,487 common shares of AspenBio. In April 2007, the Company exercised common stock purchase warrants for cash resulting in the issuance of 128,571 shares of AspenBio's common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as vice-chairman of AspenBio's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either scheduled to be redeemed for nominal value or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in PepperBall. PepperBall, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,003 shares of PepperBall's common stock and publicly traded warrants to purchase 5,000 shares of PepperBall's common stock. Greg Pusey, president of the Company, serves on PepperBall's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer.

Following the 2005 distributions of virtually all of its investment traded securities and the associated income tax ramifications from those distributions, the Company had limited cash resources with the remainder of its investments limited to the warrants and options it had received in earlier years as part of prior investments and residual shares remaining from the distributions. While the Company sought a possible combination with another entity, the value of the shares underlying the warrants and options began to rise. The larger valued AspenBio warrants were nearing expiration and the Company determined that the best course of action to enhance shareholder value was to exercise a portion of its AspenBio warrants for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants. Approximately $445,000 in cash was thereupon generated by selling 100,000 of the AspenBio common shares.

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio and its minor holding in PepperBall. The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2010.


COMPETITION. As a result of the Company's plan to liquidate, the Company's position as a competitor in the real estate industry is no longer applicable.

EMPLOYEES. The Company has only one employee, who serves the Company on a part-time basis.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following factors and other information in this report before deciding to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

                         Risks Related to Our Business
                         -----------------------------

Following an inquiry by the SEC in 2005 regarding if the Company met the definition of an investment company under the Investment Company Act, we subsequently determined that we did meet that definition and liquidated our assets under a plan of liquidation, but the SEC may determine that further actions may be needed under that plan of liquidation.

We received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act. Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our management and board of directors have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act. During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, on June 9, 2005, the board unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount. We have advised the SEC of our intention to liquidate our assets in order to, among other factors described below, eliminate the applicability of the Investment Company Act.

Our investments are concentrated primarily in the stock of AspenBio Pharma, Inc.

Due to the size of the AspenBio block of common shares owned, the forced liquidation of this investment into the marketplace over a short period of time could have an impact on its realizable value.

We have limited operations and may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We are in the process of liquidating the Company and distributing substantially all of the Company's cash and investment assets and as such have limited operations. We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the 2009-10 fiscal year. Depending upon our capital requirements, we may require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

                        Risks Related to Our Securities
                        -------------------------------

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the 2009-10 fiscal year. Depending upon our capital requirements, we may require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

Our stock price, like that of many micro-cap companies, is volatile.

The market prices for securities of micro-cap companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our common stock has been and may continue to be volatile.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.   PROPERTIES.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's $.025 par value common stock trades on the OTC Bulletin Board under the symbol "CDGD.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2009 and 2008 are as follows:

    Quarter Ended                High Bid            Low Bid
    --------------------------------------------------------
    June 30, 2009                  $.10               $.07
    March 31, 2009                 $.42               $.07
    December 31, 2008              $.42               $.42
    September 30, 2008            $.705               $.25
    June 30, 2008                  $.40               $.17
    March 31, 2008                 $.60               $.40
    December 31, 2007              $.56               $.18
    September 30, 2007             $.18               $.17

At September 24, 2009, the number of record holders of the Company's common stock was approximately 931 (excluding an indeterminable number of shareholders whose shares are held in street or "nominee" name).

The closing price of our common stock on September 24, 2009 was $0.10 per share. During the last two fiscal years we have not paid any dividend on any class of equity securities. We currently do not anticipate any cash dividends will be paid to stockholders.

Equity Compensation Plan Information

The Company currently has one equity compensation plan. The Company currently provides stock-based compensation to employees, directors and consultants, under the 2001 Stock Option Plan (the "Plan"). The Plan has been approved by the Company's shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee which function is fulfilled by the full board of the Company's board of directors, and are exercisable for a period of up to ten years from the date of grant.

The following table gives information about the Company's common stock that may be issued upon the exercise of options and rights under the Company's compensation plan as of December 31, 2008.

                                         Number of
                                         securities        Weighted average       Number of
                                        to be issued          exercise           securities
                                       upon exercise          price of           remaining
                                       of outstanding        outstanding       available for
Plan Category                             options              options        future issuance
----------------------------------     --------------      ---------------    ---------------
Equity compensation plans approved
  by security holders                        250,000        $       0.44             400,000

Equity compensation plans not
  approved by security holders                    --                  --                  --
                                         -----------        ------------         -----------
Total                                        250,000        $       0.44             400,000
                                         ===========        ============         ===========


Recent Sales of Unregistered Securities

None.

Item 6.   SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2009, the Company had cash and cash equivalents of $60,100 and working capital of $644,400.

For the year ended June 30, 2009, operating activities consumed cash of $17,500 as compared to cash used of $88,600 for the year ended June 30, 2008. Net losses totaled $827,800 for the year ended June 30, 2009, including noncash unrealized gains from trading securities totaling $1,093,300. There were no realized gains from the sale of investment securities for the years ended June 30, 2009 or 2008. Deferred tax liability increased by $437,000 in 2009 to a total of $215,000, associated with the change in the unrealized losses on investment securities.

There were no investing activities during the years ended June 30, 2009 or 2008.

Cash flows from financing activities used $75,000 in the year ended June 30, 2008. Debt issued in 2007 for $75,000 was repaid in 2008. There were no financing activities in the year ended June 30, 2009.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008

The Company had unrealized losses on investments of $1,093,300 and dividend income of $500 totaling net negative revenues of $1,092,800 for the year ended June 30, 2009. The Company had revenues of $492,400 in the year ended June 30, 2008 of which $486,300 was unrealized gains on investments and $6,100 was interest and dividend income.

During the years ended June 30, 2009 and 2008, the Company incurred operating, general and administrative costs of approximately $196,000 and $99,300, respectively. The increase in 2009 related primarily to $96,100 recorded for the stock-based compensation expense. The Company had losses before taxes of $1,288,800 for the year ended June 30, 2009 as compared with income of $393,100 for the year ended June 30, 2008.

INCOME TAXES

Income tax benefit totaled $461,000 in the year ended June 30, 2009 and income tax expense totaled $170,400 in the year ended June 30, 2008 primarily due to the unrealized decrease in market value of investments.

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

Investments

Prior to selling the Company's assets in accordance with its plan of liquidation, the Company invested its excess working capital in investments that the Company believed had the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2009, $783,800 of the Company's assets consisted of such investments.

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

Revenue Recognition

Our revenues consisting of gains and losses on investment securities fluctuate based on market value. These unrealized gains and losses on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2009 and 2008. The SEC's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB No. 104") provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

SFAS No. 123(R), "Share-Based Payment", defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.    FINANCIAL STATEMENTS. Pages F1 - F13

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the SEC's regular review of the Company's filings under the Exchange Act, the Company received correspondence from the SEC in February 2005 asking, among other points, whether the Company should be registered as an "investment company" under the Investment Company Act. Generally, an issuer is deemed to be an investment company subject to registration and reporting under the Investment Company Act if its holdings of "investment securities" exceed 40% of the value of the issuer's total assets, exclusive of government securities, securities issued by majority owned subsidiaries and cash items on an unconsolidated basis.

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

Based upon the investigations undertaken by the Company's management and board of directors since February 2005, including work by the Company's legal counsel, the Company determined that it did in fact meet the definition of an investment company as provided in Section 3(a) (1) of the Investment Company Act during certain periods over the last several years and, accordingly, should have been registered and reporting under the Investment Company Act. Further, in connection with these investigations, the Company's board of directors evaluated, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures during the relevant periods. Based upon these investigations and evaluations, the Company concluded that its disclosure controls and procedures were not effective as of June 30, 2009. The Company attributes this conclusion to the fact that its controls and procedures did not reveal that the Company qualified as an investment company subject to the registration and reporting requirements of the Investment Company Act.

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

In making this evaluation, our chief executive officer and chief financial officer considered the material weaknesses discussed in Management's Annual Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company's disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company's internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company's internal control system as of June 30, 2009. In making this assessment, management used the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of June 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2009.


Ineffective Control Environment

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

We have also identified conditions as of June 30, 2009 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. We have been able to mitigate this deficiency by other management personnel reviewing bank accounts and transactions, financial reports and other information, but believe that the only effective long-term solution to our accounting needs is to hire additional personnel. Due to our budgetary constraints, we are uncertain as to when or if we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the secondary reviews of information that are employed.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the year ended June 30, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes in the Company's internal control over financial reporting as of June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

Item 9B.   OTHER INFORMATION.

None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

                             Date First
                              Elected                     Principal Occupation
Name                    Age   Director                        and Employment
---------------------   ---   --------    ------------------------------------------------------------

Gregory Pusey           57      1982      President, treasurer and director. Mr. Pusey is a director of Bactolac Pharmaceutical, Inc. a privately-held
                                          manufacturer of nutraceuticals. Mr. Pusey is also
                                          vice-chairman and a director of AspenBio Pharma, Inc., a
                                          publicly held emerging bio-pharmaceutical company, and
                                          serves on the board of directors of PepperBall Technologies,
                                          Inc. Mr. Pusey graduated from Boston College in 1974 with a
                                          BS in finance.


Scott Menefee           44      1993      Director. Mr. Menefee is the vice president of real estate development for Opus Northwest, LLC, a large commercial real estate development firm. During his tenure with Opus, he has been involved in the development of over 3.5 million square feet of commercial real estate, including office buildings, high-rise residential condominiums, land development
                                          shopping centers and industrial properties. Mr. Menefee
                                          graduated from Southern Methodist University with an MBA in
                                          1989 and the University of Denver with a BSBA in 1988.

Jeffrey G. McGonegal    58      2000      Senior vice president-finance, secretary and director. Mr.
                                          McGonegal served as senior vice president -finance of
                                          Bactolac Pharmaceuticals, Inc., from February 2000 to 2006.
                                          Mr. McGonegal also has served as chief financial officer for
                                          PepperBall Technologies, Inc., since 2003 and as
                                          PepperBall's chief executive officer from October 2007 until
                                          September 2008. He has also served as the chief financial
                                          officer of AspenBio Pharma, Inc., since 2003. Since 1997,
                                          Mr. McGonegal has served as managing director of McGonegal and Co., a company engaged in providing accounting and
                                          business consulting services. Since 2005 Mr. McGonegal also has served on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. In
                                          September 2008 he was appointed to serve on the board of
                                          Smart Move, Inc., a publicly held company in the
                                          transportation industry until his resignation in January
                                          2009. He received a BA degree in accounting from Florida
                                          State University. Mr. McGonegal is a certified public
                                          accountant licensed in the state of Colorado.

The Company's directors serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified. The Company's board of directors may remove the Company's officers from their positions at any time. There are no family relationships among the current directors of the Company.

Based solely upon review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act with respect to the fiscal year of the Company ended June 30, 2009.

The Company has not adopted a code of ethics and does not have a separately designated audit committee or audit committee financial expert. The entire board serves as the compensation committee.

If security holders wish to communicate with the board of directors or with an individual director, they may direct such communications in care of the president, Cambridge Holdings, Ltd., 106 S. University Blvd, #14 Denver, CO 80209. The communication must be clearly addressed to the board of directors or to a specific director. The board of directors has instructed the president to review and forward any such correspondence to the appropriate person or persons for response.


Item 11.  EXECUTIVE COMPENSATION.

The Company's compensation philosophy is to manage its resources prudently by paying minimal compensation for management's routine annual services. It incents its executives with stock options and pays additional incentive payments for achieving specific objectives and results.

COMPENSATION.

The following table sets forth the cash compensation paid by the Company during the fiscal year ended June 30, 2009 and in the two prior fiscal years of the Company to the chief executive officer of the Company. No executive officer received a total annual salary and bonus of more than $100,000 during the fiscal year.

                           Summary Compensation Table

                        Annual Compensation            Awards
                     ------------------------------    ------
Name and                              Other Annual                   All Other
Principal            Fiscal    Salary   Compensa-      Options       Compensa-
Position              Year     ($)(1)    tion(2)         ($)        tion($)(3)
                      ----     ------    -------         ---        ----------
Gregory Pusey,
President             2009     46,000    14,000        35,500           -0-
                      2008     38,000    22,000          -0-            -0-
                      2007     60,000      -0-           -0-           7,725

(1) The dollar value of base salary (cash) received. (No non-cash base salary was paid during the period covered by this table). Mr. Pusey's current salary is $60,000 per year. On September 5, 2008, Mr. Pusey was granted options to acquire 100,000 shares of common stock exercisable at $0.462 each, vested upon issuance and expiring in five years. The options had a value based upon the Black-Scholes formula under assumptions as included with the accompanying financial statements of $35,500.

(2) Other annual compensation in 2009 consists of cash payments taken as contract income in lieu of salary.

(3) All other compensation paid that the Company has not properly reported in any other column of the table. During the period covered by the table, the Company did not make any contributions or other allocations to any defined contribution plans. The compensation shown is health insurance premiums paid on Mr. Pusey's behalf. The Company provided an automobile to Mr. Pusey and paid associated operating and insurance costs. For the year ended June 30, 2007, the lease costs totaled approximately $3,100.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At June 30, 2009, our named executive officer, Greg Pusey had options, issued under our 2001 Stock Incentive Plan (the "2001 Plan") to purchase 100,000 shares of our common stock at an exercise price of $0.462 each. The options are 100% vested and expire September 5, 2013.


DIRECTOR COMPENSATION

Our directors do not receive any cash compensation for serving on the board of directors. During the year ended June 30, 2009, Jeffrey McGonegal and Scott Menefee were granted options under our 2001 Plan to purchase totaling 100,000 and 50,000 shares, respectively, of our common stock at an exercise price of $0.42 each and a total estimated value of $60,600. During the year ended June 30, 2009, Gregory Pusey was granted options under our 2001 Plan to purchase 100,000 shares of our common stock at an exercise price of $0.46 per share and an estimated value of $35,500. These options are 100% vested and expire September 5, 2018.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                             PRINCIPAL SHAREHOLDERS
                             ----------------------

The following table sets forth as of August 28, 2009 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock,
(ii) each of our director and executive officers; and (iii) all of our executive officers and directors as a group.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of August 28, 2009, we had 3,509,877 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 106 S. University Blvd., #14, Denver, CO 80209.

                                                    Amount and
                                                     Nature of
                                                    Beneficial        Percent
     Name of Beneficial Owner                        Ownership       of Class
-----------------------------------------------------------------------------
  Executive Officers and Directors
  --------------------------------

Gregory Pusey (1)                                   1,772,418          49.1%
Jeffrey G. McGonegal (2)                              241,075           6.7%
Scott Menefee (3)                                     152,430           4.3%
All executive officers and directors
 as a group (three persons) (4)                     2,165,923          60.1%


       5% Shareholders
       ---------------

The Peierls Foundation, Inc. (5)
c/o John Kennedy
US Trust Company
114 West 47th Street
New York, NY 10036                                    701,048           20.0%


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

(4)  Includes footnotes 1 to 3.

(5) Includes 14,400 shares of common stock beneficially owned by E. Jeffrey Peierls and 219,011 shares of common stock beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls' brother.

                               CHANGES IN CONTROL

        There are no arrangements known to the Company which may result in a change in control of the Company.

        SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS INFORMATION

In October 2001, the board of directors of the Company adopted the 2001 Plan. The 2001 Plan was approved by majority vote of the shareholders in May 2002. The 2001 Plan authorizes the grant of options to purchase up to 650,000 shares of the Company's common stock. During the year ended June 30, 2009, options to purchase 250,000 shares of the Company's common stock were issued to the Company's directors.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the 2001 Stock Incentive Option Plan as of June 30, 2009.

                                                                 (c) Number of
                                                                   Securities
                                                                    Remaining
                                                                  Available for
                               (a) Number                           Future
                             of Securities    (b) Weighted         Issuance
                              to be Issued       Average         Under Equity
                              Upon Exercise     Exercise         Compensation
                             of Outstanding     Price of             Plans        (d) Total of
                                Options,       Outstanding        (Excluding       Securities
                                Warrants        Options,          Securities      Reflected in
                                   And          Warrants         Reflected in      Columns
  Plan Category                  Rights        and Rights         Column (a))     (a) and (c)
  -------------             ------------------------------------------------------------------
Equity Compensation Plans
Approved by Stockholders         250,000          $0.44             400,000         650,000

Equity Compensation Plans
Not Approved by
Stockholders                       --            $    --              --               --

TOTAL                            250,000         $  0.44            400,000         650,000




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE.

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company pays $500 per month to Livingston for rent and certain administrative expenses. The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.


Commencing in December 2001, the Company made a series of investments in AspenBio. At June 30, 2009 the Company owned 293,487 common shares of AspenBio, including 128,571 shares which were acquired in April 2007 upon the exercise of warrants at an average exercise price of $1.17 per share (upon the April 2007 exercise, the Company sold 100,000 of the shares for approximately $445,000 in cash in order to reduce the level of its investment assets). Greg Pusey, president of the Company, serves as vice-chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire. Other than any value derived from the related party's holdings as a shareholder of the Company, the related party had no interest in the above transactions.

Commencing in March 2002, the Company made a series of investments in PepperBall. PepperBall, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,003 common shares and publicly tradable warrants in PepperBall that are exercisable for 5,000 shares of PepperBall's common stock, with virtually no value. Greg Pusey, president of the Company, serves on PepperBall's board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall's chief financial officer. Other than any value derived from the related party's holdings as a shareholder of the Company, the related party had no interest in the above transactions.

Of the Company's directors, Scott Menefee has been determined to be an independent director. There have been no separate committees designated by the board. The full board serves in all committee functions and Gregory Pusey and Jeff McGonegal have been determined to not be independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (a) Audit Fees. During the fiscal years ended June 30, 2009 and 2008, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $9,000 and $8,500 per year, respectively.

     (b) Audit-Related Fees. During fiscal years ended June 30, 2009 and 2008 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2009 and 2008.

                                     PART IV


Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

     31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CAMBRIDGE HOLDINGS, LTD.


Date: September 28, 2009                   By: /s/ Gregory Pusey
                                               -----------------
                                               Gregory Pusey
                                               President, Treasurer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 28, 2009                   By: /s/ Gregory Pusey
                                               -----------------
                                               Gregory Pusey
                                               President, Treasurer and Director



Date: September 28, 2009                   By: /s/ Jeffrey G. McGonegal
                                               ------------------------
                                               Jeffrey G. McGonegal
                                               Senior Vice President-Finance,
                                               Secretary and Director


Date: September 28, 2009                   By: /s/ Scott Menefee
                                               -----------------
                                               Scott Menefee, Director

                          Index to Financial Statements
                                                                       Page


Report of Independent Registered Public Accounting Firm                F-2

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Changes in Stockholders' Equity                          F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Director and Shareholders
Cambridge Holdings, Ltd.:


We have audited the accompanying balance sheets of Cambridge Holdings, Ltd. as of June 30, 2009 and 2008, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.




/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Englewood, Colorado
September 24, 2009


                            CAMBRIDGE HOLDINGS, LTD.
                                 BALANCE SHEETS
                             JUNE 30, 2009 and 2008



                                                                    2009           2008
                                                                -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                  $    60,109    $    77,605
     Investment securities (Note 2)                                 783,836      1,877,121
     Prepaid and other assets                                        17,216         74,100
                                                                -----------    -----------

                  Total current assets                              861,161      2,028,826

Property and equipment, net (Note 3)                                  4,280          7,209
                                                                -----------    -----------
                                                                $   865,441    $ 2,036,035
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $     1,808    $     3,727
     Deferred income tax liability (Note 6)                         215,000        652,000
                                                                -----------    -----------

                  Total current liabilities                         216,808        655,727
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.025 par value; 15,000,000 shares
       authorized: 3,509,877 issued and outstanding each year        87,747         87,747
     Additional paid-in capital                                   1,803,232      1,707,132
     Accumulated (deficit)                                       (1,242,346)      (414,571)
                                                                -----------    -----------

                                                                    648,633      1,380,308
                                                                -----------    -----------


                  Total stockholders' equity                    $   865,441    $ 2,036,035
                                                                ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS



                                                       For the Years Ended June 30,
                                                ----------------------------------------
                                                       2009                   2008
                                                ------------------    ------------------
REVENUES:

     Net unrealized gains (losses)              $       (1,093,285)   $          486,279
     Interest, dividend and other income                       534                 6,073
                                                ------------------    ------------------

                  Total revenues                        (1,092,751)              492,352
                                                ------------------    ------------------


OPERATING EXPENSES:
     Operating, general and administrative                 196,024                99,283
                                                ------------------    ------------------



NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE             (1,288,775)              393,069

     Income Tax Benefit (Note 6)                           461,000              (170,400)
                                                ------------------    ------------------

NET INCOME (LOSS)                               $         (827,775)   $          222,669
                                                ==================    ==================


NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
        DILUTED                                 $            (0.24)   $             0.06
                                                ==================    ==================

Weighted average number of basic and diluted
     common shares outstanding                           3,509,877             3,509,877
                                                ==================    ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            CAMBRIDGE HOLDINGS, LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008



                                                              Additional                      Total
                                         Common Stock           Paid-in     Accumulated    Stockholders'
                                     Shares        Amount       Capital      (Deficit)        Equity
                                  -----------   -----------   -----------   -----------    -----------
Balances, June 30, 2007             3,509,877   $    87,747   $ 1,707,132   $  (637,240)   $ 1,157,639

      Net income for the year              --            --            --       222,669        222,669
                                  -----------   -----------   -----------   -----------    -----------

Balances, June 30, 2008             3,509,877        87,747     1,707,132      (414,571)     1,380,308

      Stock based compensation
            issued for services            --            --        96,100            --         96,100


       Net (loss) for the year             --            --            --      (827,775)      (827,775)
                                  -----------   -----------   -----------   -----------    -----------

Balances, June 30, 2009             3,509,877   $    87,747   $ 1,803,232   $(1,242,346)   $   648,633
                                  ===========   ===========   ===========   ===========    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CAMBRIDGE HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS
                                                              For the Years Ended June 30,
                                                              ----------------------------
                                                                  2009             2008
                                                              -----------      -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                             $  (827,775)     $   222,669
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                2,852            3,192
       Unrealized (gains)losses on trading investment
           securities                                           1,093,285         (486,280)
       (Increase) decrease in deferred income tax expense        (437,000)         194,000
       Stock-based compensation                                    96,100               --
       Realized loss on fixed asset sale                               76               --
  Changes in:
       Prepaid and other assets                                    56,885          (18,138)
       Accounts payable and accrued expenses                       (1,919)          (4,081)
                                                              -----------      -----------

         Cash Flows (Used) By Operating Activities                (17,496)         (88,638)
                                                              -----------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

         Cash Flows (Used) By Investing Activities                     --               --
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                    --          (75,000)
                                                              -----------      -----------

         Cash Flows Provided (Used) By Investing Activities            --          (75,000)
                                                              -----------      -----------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (17,496)        (163,638)

CASH AND CASH EQUIVALENTS, beginning of year                       77,605          241,243
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                        $    60,109      $    77,605
                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                 $        --      $     1,632
                                                              ===========      ===========
     Income taxes                                             $        --      $        --
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

In connection with the United States Securities and Exchange Commission's (the "SEC") regular review of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC's correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board of directors have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board of directors, including work by our legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, on June 9, 2005, the board unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company. Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining investments held by the Company in AspenBio Pharma, Inc. ("AspenBio") and its minor holding in PepperBall Technologies, Inc. ("PepperBall"). The evaluation includes consideration of the magnitude of each holding as compared to the investee's shares outstanding and trading volumes, the perceived current and future value of each holding and the most effective disposal method. Management believes that this liquidation plan will be finalized and substantially implemented within the fiscal year ending June 30, 2010.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

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

Under generally accepted accounting principles, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as; Level I are available quoted prices in active markets, Level II are other than available quoted market prices that are observable for the investment and Level III are unobservable inputs for the investment. The Company uses Level I inputs to value its investment securities.

Fair Value of Financial Instruments
-----------------------------------
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Concentration of Credit Risk
----------------------------
From time to time the Company's cash position has exceeded the federally insured limits, but no losses have been experienced. At June 30, 2009, the Company's cash in financial institutions was $60,100.

Revenue Recognition
-------------------
Interest and dividend income is recorded on the accrual basis. Gains and losses on sales of securities are recognized at time of sale.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation expense is generally provided on a straight-line basis using estimated useful lives of 3-5 years. Total depreciation expense was $2,852 and $3,192 for the years ended June 30, 2009 and 2008, respectively.

Income Taxes
------------
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

The Company has adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

Subsequent Events
-----------------
The Company has evaluated all subsequent events through September 24, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the inclusion of the dilutive shares in 2009 would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares for the year ended June 30, 2009) would be to decrease the net loss per share. The Company had no dilutive instruments outstanding in 2008.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Stock Based Compensation
------------------------
Stock based compensation is accounted for under SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). During 2008 the Company did not issue any rights accounted for under these provisions.


Recently Issued and Adopted Accounting Pronouncements
-----------------------------------------------------
In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), "Business Combinations" ("SFAS No. 141") which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) became effective for the Company in 2009. The Company will apply the provisions of SFAS 141 (R) to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. SFAS No.160 became effective for the Company in 2009. The adoption of this statement did not have an impact on the Company's financial statements.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1") defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for the Company in 2009, and its adoption did not have a material impact on the Company's financial statements.

In 2009, the Company adopted EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have an impact on the Company's financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective beginning with this period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's financial position or results of operations, upon adoption.

NOTE 2 - INVESTMENT SECURITIES

The Company classifies its investment securities as trading securities. Investment securities held for trading and available-for-sale are reported at their fair market value. Unrealized gains on trading investments are reported in earnings.

At June 30, 2009, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $783,800 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio at a cost of approximately $237,100 and a fair market value of approximately $783,600. The market value of AspenBio's common shares have historically been volatile and are expected to continue that trend in the future. As of June 30, 2009 each AspenBio common share had a market price of $2.67 and at September 24, 2009 closed at $2.10. Management does not believe that this change represents a permanent decline. Also included were 3,003 common shares and 5,000 common stock purchase warrants of PepperBall at a cost of $9,200 and a fair market value of $200.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

Gains and losses from investment securities are determined from quoted market prices based upon the specific identification method. Due to the size of the AspenBio block of common shares owned, the forced liquidation of this investment into the marketplace over a short period of time could have an impact on its realizable value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              June 30,
                                                       2009              2008
                                                     --------          --------
Furniture and fixtures                               $ 10,027          $ 10,027
Office equipment                                        3,519             4,328
                                                     --------          --------

Total                                                  13,546            14,355
Less accumulated depreciation                          (9,266)           (7,146)
                                                     --------          --------

                                                     $  4,280          $  7,209
                                                     ========          ========


NOTE 4 - INCOME TAX EXPENSE (BENEFIT)

At June 30, 2009 and 2008 the Company had recorded a deferred tax liability of $215,000 and $652,000, respectively, related to the difference in financial and income tax reporting of the unrealized gains of the trading investment securities.

Income tax expense (benefit) consisted of:

                                                    For the Years Ended June 30,
                                                       2009              2008
                                                    ---------         ---------
Current income taxes                                $(676,000)        $ (23,600)
Deferred income taxes                                 215,000           194,000
                                                    ---------         ---------
Income tax (benefit) expense                        $(461,000)        $ 170,400
                                                    =========         =========

Other than the statutory rate differences on the lower levels of taxable income, the Company had no significant differences between the reported amount of income tax expense and the applicable statutory amounts.


NOTE 5 - STOCK OPTIONS

2001 Stock Option Plan
----------------------

During the year ended June 30, 2009, options to purchase a total of 250,000 shares of the Company's common stock under the Company's 2001 Stock Option Plan (the "Plan") were issued to the Company's directors. The options were fully vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years. Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan. The Plan has been approved by the Company's shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee, which function is currently fulfilled by the full board of the Company's board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the year ended June 30, 2009 totaling $96,100.

The Company accounts for stock-based compensation SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the year ended June 30, 2009. Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and estimated forfeitures 0%.

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

A summary of stock option activity of options to employees, directors and advisors, for the year ended June 30, 2009 is presented below:


                                                           Weighted
                                             Weighted      Average
                                   Shares    Average       Remaining   Aggregate
                                   Under     Exercise     Contractual  Intrinsic
                                   Option     Price      Life (Years)     Value
                                  --------   --------    ------------   --------
Outstanding at June 30, 2008            --   $     --
     Granted                       250,000       0.44
     Exercised                          --         --
     Forfeited                          --         --
                                  --------   --------
Outstanding at June 30, 2009       250,000   $   0.44         7.4       $    --
                                  ========   ========                   =======

Exercisable at June 30, 2009       250,000   $   0.44         7.4       $    --
                                  ========   ========                   =======

                            CAMBRIDGE HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2009.

During the year ended June 30, 2009, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

As of June 30, 2009, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company shares corporate office space and administrative staff with an affiliate of the Company. The Company pays its affiliate $500 per month for these facilities and services.

At June 30, 2009 the Company owned 293,487 common shares of AspenBio. This holding included the April 2007 exercise for cash of warrants to purchase 128,571 AspenBio common shares. Upon this exercise, the Company sold 100,000 of these AspenBio common shares for approximately $445,000 in cash in order to reduce the level of its investment assets. Greg Pusey, president of the Company, serves as vice-chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

At June 30, 2009 the Company owned 3,003 shares of PepperBall with a value of approximately $200 and owned PepperBall common stock purchase warrants exercisable for 5,000 shares of PepperBall common stock, with no value.

During the year ended June 30, 2009, Greg Pusey received compensation totaling $60,000 for services.