Form 10-Q
period 2009-09-30
CAMBRIDGE HOLDINGS LTD
filed 2009-11-16
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

Commission file number 0-12962

CAMBRIDGE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-0826695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 S. University Blvd., #14 Denver, Colorado 80209
(Address of principal executive offices) (Zip Code)

(303) 722-4008
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the Registrant’s $.025 par value common stock outstanding as of November 13, 2009 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
BALANCE SHEET
	September 30, 2009 (unaudited)	June 30, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,370	$60,109
Investment securities	598,985	783,836
Prepaid and other assets	21,216	17,216
Total current assets	658,571	861,161

PROPERTY AND EQUIPMENT, net	3,697	4,280
	$662,268	$865,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,685	$1,808
Deferred income tax liability	141,000	215,000

Total current liabilities	142,685	216,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock - $.025 par value, 15,000,000 shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,803,232	1,803,232
Accumulated (deficit)	(1,371,396)	(1,242,346)

Total stockholders' equity	519,583	648,633

	$662,268	$865,441

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2009	2008
REVENUES:
Net unrealized (loss) on marketable securities	$(184,851)	$(43,185)
Interest and dividend income	2	321
Total revenues	(184,849)	(42,864)

OPERATING EXPENSES:
Operating, general, and administrative (2008 Includes
$96,100 in stock-based compensation)	22,201	120,344

Total operating expenses	22,201	120,344

NET (LOSS) BEFORE INCOME TAX	(207,050)	(163,208)

Income Tax (Benefit)	(78,000)	-

NET (LOSS)	$(129,050)	$(163,208)

NET (LOSS) PER COMMON SHARE, basic and diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended September 30,
	2009	2008
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(129,050)	$(163,208)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Stock-based compensation	-	96,100
Depreciation and amortization	583	772
Deferred income taxes	(74,000)	-
Unrealized losses on trading investment securities	184,851	43,184
Changes in:
Other assets	(4,000)	-
Accrued expenses and other	(123)	(2,280)

Cash flows (used) by operating activities	(21,739)	(25,432)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
None.	-	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
None.	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,739)	(25,432)

CASH AND CASH EQUIVALENTS, beginning of period	60,109	77,605

CASH AND CASH EQUIVALENTS, end of period	$38,370	$52,173

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

    Cambridge Holdings, Ltd.
Notes to Unaudited Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd.  (the “Company” or  "our") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2009, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K filed with the SEC for the year ended June 30, 2009. The results of operations for the period ended September 30, 2009 are not necessarily an indication of operating results for the full year.

Recently issued accounting pronouncements:

In June 2009, Financial Accounting Standards Board (the "FASB") approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In December 2007, the FASB issued Accounting Standards Codification Topic ("ASC") 805 (formerly - SFAS No. 141 (R)), “Business Combinations” ("ASC 805"), which became effective for fiscal periods beginning after December 15, 2008. ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The standard became effective for the Company on July 1, 2009. The Company will apply the provisions of ASC 805 to any future business combinations.

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), “Consolidation” ("ASC 810"). ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. ASC 810 became effective for the Company on July 1, 2009. The adoption of ASC 810 did not have an impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 815 (formerly - EITF Issue No. 07-5), “Derivatives and Hedging” ("ASC 815"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company’s financial statements.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at September 30, 2009 and September 30, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Note 1 – Investment Securities

Effective July 1, 2008, the Company adopted FASB ASC 820 (formerly - Statement of Financial Accounting Standard (“SFAS”) No. 157), “Fair Value Measurements” ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under generally accepted accounting principles, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as: (i) Level I are available quoted prices in active markets, (ii) Level II are other than available quoted market prices that are observable for the investment and (iii) Level III are unobservable inputs for the investment. The Company has valued its investment assets using quoted prices in active markets for identical assets (Level 1).  There were no purchases or sales during the period and unrealized gains and losses are as reported in the statement of operations for the period.

At September 30, 2009, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $599,000 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $598,700. Also included were 3,003 common shares (“PBAL”) and 5,000 common stock purchase warrants ("PBALW") of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $300.

At June 30, 2009 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $783,800 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $783,600. Also included were 3,003 common shares (“PBAL”) and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $200.

Note 2 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009 (unaudited)	June 30, 2009
Computer equipment and software	$2,080	$2,080
Office equipment	1,439	1,439
Furniture and fixtures	10,027	10,027

	13,546	13,546
Less accumulated depreciation	(9,849)	(9,266)

	$3,697	$4,280

Note 3 – Stock Options

No stock options were issued in the three months ended September 30, 2009.

During the three months ended September 30, 2008, options to purchase a total of 250,000 shares of the Company’s common stock under the Company's 2001 Stock Option Plan (“Plan”) were issued to the directors. The options were vested upon their grant and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years.  Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.  These options to purchase 250,000 shares of common stock had a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company’s shareholders providing for up to 650,000 common shares to be reserved for issuance under the Plan. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended September 30, 2008 totaling $96,100.

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the September 5, 2008 grant date, by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the three months ended September 30, 2008.  Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and Estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of Cambridge’s common stock over the past three years, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the three months ended September 30, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2009	250,000	$0.44	7.0	$—

Exercisable at September 30, 2009	250,000	$0.44	7.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2009.

As of September 30, 2009, based upon employee, advisor and consultant options granted to that point there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax Expense (Benefit)

At September 30, 2009 and June 30, 2009 the Company had recorded a deferred tax liability of $141,000 and $215,000, respectively, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

	Three Months Ended September 30,

	2009	2008

Current income tax (benefit):
Federal	$(3,000)	$-
State	(1,000)	-

Deferred income tax expense:
Federal	(65,000)	-
State	(9,000)	-

Total Income tax (benefit)	$(78,000)	$-

Item 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission’s (the “SEC”) regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940 (the "Investment Company Act").  Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC’s correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue and we did in fact engage such special counsel. Since February 2005, our management and board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and board of directors, including work by or legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act; and accordingly should have been registered and reporting as an investment company.

During multiple meetings, our board of directors reviewed and discussed the information that management had gathered. After such discussions, the board of directors on June 9, 2005, unanimously concluded that the best way to maximize shareholder value would be to liquidate the Company.  Management and the Company's counsel then developed a plan of liquidation to be completed on an orderly basis to maximize value to the shareholders. The liquidation plan was unanimously approved by the board of directors on June 9, 2005. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved the plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

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

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio Pharma, Inc., (“AspenBio”) common stock, which was recorded by the Company as a dividend at the shares’ then estimated fair value of $150,000.  In March 2005, the Company’s board of directors approved a distribution of the 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time.  This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares’ estimated value of $475,000 for financial reporting purposes.  The Company’s board of directors made the decision to distribute this investment based upon the following considerations: 1) to begin the process of reducing the Company’s level of investment assets, following the SEC’s inquiry as to the Company’s status as not being in compliance with the reporting requirements under the Investment Company Act of 1940, and 2) the board of directors did not believe that the market value of the shares of the Company reflected the value of the underlying investments and therefore to increase the value to its shareholders.

Commencing in December 2001, the Company made a series of investments in AspenBio.  At June 30, 2009 the Company owned 293,487 common shares of AspenBio.  In April 2007 the Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio’s common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets.  Greg Pusey, president of the Company, serves as chairman of AspenBio’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio’s chief financial officer.  These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either scheduled to be redeemed for nominal value or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in PepperBall.  PepperBall, formerly SWAT, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,004 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall’s common stock.   Greg Pusey, president of the Company, serves as chairman of PepperBall’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall’s chief financial officer.

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

Results of Operations

Three-month Period Ended September 30, 2009 compared to Three-month Period Ended
September 30, 2008

The Company's revenues for the three-month period ended September 30, 2009 was a negative $184,900 resulting primarily from unrealized losses from the decline in value of marketable securities.

The Company's revenues for the three-month period ended September 30, 2008 was a negative $42,900 resulting primarily from  unrealized losses from the decline in value of marketable securities.

Operating, general and administrative expenses totaled $22,200 in the 2009 period and $120,300 in the 2008 period with the increase primarily attributable to the $96,100 in stock-based compensation expense from the stock option grants in 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents of $38,400 and working capital of $515,900.

For the three-month period ended September 30, 2009 operating activities used cash of $21,800. The net loss totaled $129,100 less unrealized losses on trading investment securities of $184,900 which was offset by a decrease in deferred tax expense of $74,000.

For the three-month period ended September 30, 2008 operating activities used cash of $25,400. The net loss totaled $163,200 less unrealized gains on trading investment securities of $43,200 and $96,100 in non-cash stock-based compensation expense.

There was no cash used by investing or financing activities during the three-month periods ended September 30, 2009 or 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time, except as described below.

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

We have also identified conditions as of September 30, 2009 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer and chief financial officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the three months ended September 30, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed herewith.
(2) Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE HOLDINGS, LTD.

November 16, 2009	By:	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

November 16, 2009	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director