Form 10-Q
period 2009-12-31
CAMBRIDGE HOLDINGS LTD
filed 2010-02-16
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the Registrant’s $.025 par value common stock outstanding as of February 13, 2010 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
BALANCE SHEET

	December 31,
	2009	June 30,
	(Unaudited)	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,723	$60,109
Investment securities	24,984	783,836
Prepaid and other assets	95	17,216

Total current assets	70,802	861,161

PROPERTY AND EQUIPMENT, net	-	4,280

	$70,802	$865,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,674	$1,808
Deferred income tax liability	1,500	215,000

Total current liabilities	4,174	216,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock - $.025 par value, 15,000,000 Shares
Authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,803,232
Accumulated (deficit)	(1,411,871)	(1,242,346)

Total stockholders’ equity	66,628	648,633

	$70,802	$865,441

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31		December 31,
	2009	2008	2009	2008
Revenues:
Net unrealized gains (losses) on investment securities	$138,543	$(22,831)	$(46,308)	$(66,016)
Net realized gains (losses) on investment securities	(243,478)	-	(243,478)	-
Interest and dividend income	-	176	2	497

Total revenues	(104,935)	(22,655)	(289,784)	(65,519)

Expenses:
Operating, general and administrative	96,256	29,615	118,457	149,959

Income (loss) before income taxes	(201,191)	(52,270)	(408,241)	(215,478)

Income tax (benefit) expense (Note 4)	(160,716)	(6,784)	(238,716)	(6,784)

Net income (loss)	$(40,475)	$(45,486)	$(169,525)	$(208,694)

Other comprehensive income (loss), net of income tax:
Unrealized holding gains (losses)	-	-	-	-

Comprehensive income (loss)	$(40,475)	$(45,486)	$(169,525)	$(208,694)

Basic and diluted income (loss) per common share:	$(.01)	$(.01)	$(.05)	$(.06)

Weighted average number of common shares outstanding	3,509,877	3,509,877	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended December 31,
	2009	2008
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(169,525)	$(208,694)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	1,152	1,543
Stock-based compensation	-	96,100
Noncash charges	56,616	-
Deferred income taxes	(213,500)	-
Unrealized (gains) losses on trading investment securities	46,308	66,015
Realized (gains) losses on trading
investment securities	243,478	-
Realized Losses on Fixed Asset Disposal	3,098	-
Changes in:
Other assets	17,121	36,491
Accrued expenses and other	866	(1,092)

Cash flows (used) by operating activities	(14,386)	(9,637)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Cash flows (used) by investing activities	-	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Cash flows (used) by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,386)	(9,637)

CASH AND CASH EQUIVALENTS, beginning of period	60,109	77,605

CASH AND CASH EQUIVALENTS, end of period	$45,723	$67,968

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Noncash financing – dividend distribution	$(412,480)	$-

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

    Cambridge Holdings, Ltd.
Notes to Unaudited Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2009, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2009. The results of operations for the period ended December 31, 2009 are not necessarily an indication of operating results for the full year.

Recently issued accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (the "FASB") approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force  ("EITF") and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In December 2007, the FASB issued Accounting Standards Codification ("ASC") 805 (formerly – Statement of Financial Accounting Standard ("SFAS") No. 141 (R)), “Business Combinations” ("ASC 805"), which became effective for fiscal periods beginning after December 15, 2008. ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 became effective for the Company on July 1, 2009. The Company will apply the provisions of ASC 805 to any future business combinations.

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160) “Consolidation” (“ASC 810”). ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. ASC 810 became effective for the Company on July 1, 2009. The adoption of this statement did not have an impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 815 (formerly - EITF Issue No. 07-5), “Derivatives and Hedging”, ("ASC 815"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company’s financial statements.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at December 31, 2009 and December 31, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Note 1 – Investment Securities

Effective July 1, 2008 the Company adopted ASC 820 (formerly - SFAS No. 157), “Fair Value Measurements” ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under GAAP, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as: (i) Level I are available quoted prices in active markets, (ii) Level II are other than available quoted market prices that are observable for the investment and (iii) Level III are unobservable inputs for the investment. The Company has valued its investment assets using quoted prices in active markets for identical assets (Level 1).  There were no purchases or sales during the period and unrealized gains and losses are as reported in the statement of operations for the period.

In December 2009, the Company completed a dividend distribution to its shareholders consisting of 245,524 shares of AspenBio Pharma, Inc., (“AspenBio”) common stock which had been held as an investment. The transaction for financial reporting purposes was recorded by the Company as a return of capital at the AspenBio shares’ then estimated fair value of $412,480. Additionally, 13,700 shares of AspenBio common stock valued at $23,016 were transferred to pay administrative costs incurred for processing the distribution and 20,000 shares of AspenBio common stock valued at $33,600 for financial reporting purposes was transferred to an officer as a bonus.

At December 31, 2009, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $25,000 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $24,800. Also included were 3,004 common shares (“PBAL”) and 5,000 common stock purchase warrants ("PBALW") of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $200.

At June 30, 2009 the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $783,800 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio Pharma, Inc., at a cost of approximately $237,100 and a fair market value of approximately $783,600. Also included were 3,004 common shares (“PBAL”) and 5,000 common stock purchase warrants ("PBALW") of PepperBall at a cost of $9,200 and a fair market value of $200.

Note 2 – Property and Equipment

In accordance with the Company’s plan of liquidation, all fixed assets were reviewed.  It was determined that the furnishings and equipment had no future value and they were written off as of December 31, 2009.

Property and equipment consisted of the following:

	December 31, 2009 (Unaudited)	June 30, 2009
Computer equipment and software	$-	$2,445
Office equipment	-	1,883
Furniture and fixtures	-	10,026

		14,354
Less accumulated depreciation	(-)	(7,145)

	$-	$7,209

Note 3 – Stockholders’ Equity and Stock Options

During December 2009, the Company completed a dividend distribution to its shareholders.  The distribution consisted of 245,524 shares of AspenBio common stock which had been held as an investment.  The distribution was made on the basis of .07 shares of AspenBio common stock for each share of the Company’s common stock as of the November 30, 2009 record date. As of the date the distribution was authorized, the fair market value for financial reporting purposes of this distribution was estimated to be $412,480 and the dividend was accrued.  The Company determined that this distribution was a return of capital and therefore it has been recorded as a reduction of additional paid-in capital.

During the six months ended December 31, 2008, options to purchase a total of 250,000 shares of the Company’s common stock under the Company's 2001 Stock Option Plan (the “Plan”) were issued to the Company’s directors. The options were vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years.  Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years. These options to purchase 250,000 shares of common stock had a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company’s shareholders providing for up to 650,000 common shares to be reserved for issuance under the Plan. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended December 31, 2008 totaling $96,100.

The Company accounts for stock-based compensation under ASC 718 (formerly -SFAS No. 123 (revised 2004)), “Share-Based Payment”, using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the six months ended December 31, 2008.  Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock over the past six years, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the six months ended December 31, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	250,000	$0.44	6.8	$—

Exercisable at December 31, 2009	250,000	$0.44	6.8	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2009.

As of December 31, 2009, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax Expense (Benefit)

At December 31, 2009, the Company had a deferred tax liability of $1,500, related primarily to the unrealized gain on investment securities available for sale.

Income tax expense (benefit) consisted of:

	Six Months Ended
	December 31,
	2009	2008

Current income tax (benefit):
Federal	$(25,216)	$(5,784)
State	-	(1,000)
	(25,216)	(6,784)

Deferred income tax expense (benefit)
Federal	(187,000)	-
State	(26,500)	-

Total income tax expense (benefit)	$(238,716)	$(6,784)

The income tax benefit for the period ended December 31, 2009 was different from the federal statutory rate as a result of the benefit arising from the prior years’ income taxes recovered as a result of the carry back of net operating losses to such prior years combined with the change in the investment securities distributed.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission’s (the “SEC”) regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities", which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

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

In December 2009, the Company completed a pro rata distribution to its shareholders of 245,524 shares of the AspenBio Pharma, Inc. ("AspenBio") common stock, which for financial reporting purposes was recorded by the Company as a dividend at the shares’ then estimated fair value of $412,480.

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares’ then estimated fair value of $150,000.  In March 2005, the Company’s board of directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time.  This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares’ estimated value for financial reporting purposes of approximately $475,000.  The Company’s board of directors made the decision to distribute this investment based upon the following considerations; 1) to begin the process of reducing the Company’s level of investment assets, following the SEC’s inquiry as to the Company’s status as not being in compliance with the reporting requirements under the Investment Company Act, and 2) the board of directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders.

Commencing in December 2001, the Company made a series of investments in AspenBio.  At June 30, 2009 the Company owned 293,487 common shares of AspenBio.  In April 2007 the Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio’s common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets.  Greg Pusey, president of the Company, serves as vice chairman of AspenBio’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio’s chief financial officer.  These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either scheduled to be redeemed for nominal value or were scheduled to expire.

Commencing in March 2002, the Company made a series of investments in PepperBall Technologies, Inc. ("PepperBall").  PepperBall, which completed an initial public offering of its securities in July 2005, develops and markets non-lethal and personal protection devices and facility and mobile security systems for the security and surveillance industries, including consumers. The Company currently owns 3,004 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall’s common stock.   Greg Pusey, president of the Company, serves on PepperBall’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall’s chief financial officer.

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

Results of Operations

Three-month Period Ended December 31, 2009 compared to Three-month Period Ended
December 31, 2008

The Company's revenues for the three-month period ended December 31, 2009 was a negative $104,900 resulting from a $138,500 reduction in the unrealized losses in value of marketable securities net of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

The Company's revenues for the three-month period ended December 31, 2008 was a negative $22,700 resulting from unrealized losses from the decline in value of marketable securities.

Operating, general and administrative expenses totaled $96,300 for the three-month period ended December 31, 2009 and $29,600 for the three-month period ended December 31, 2008. The increase in 2009 was primarily due to non cash fees paid for the bonus distribution and non cash administrative expenses incurred in connection with the dividend distribution.

Six-month Period Ended December 31, 2009 compared to Six-month Period Ended
December 31, 2008

The Company's revenues for the six-month period ended December 31, 2009 was a negative $289,800 resulting from $46,300 in unrealized losses from the decline in value of marketable securities net of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

The Company's revenues for the six-month period ended December 31, 2008 was a negative $65,500 resulting from unrealized losses from the decline in value of marketable securities.

Operating, general and administrative expenses totaled $118,500 for the six-month period ended December 31, 2009 and $150,000 for the six-month period ended December 31, 2008 with the change primarily attributable to the equity and stock-based compensation expenses during each of the periods.

During the six-month period ended December 31, 2009 an income tax benefit of $238,700 was recorded as compared to an income tax benefit of $6,800 during the six-month period ended December 31, 2008. The income tax amounts relate primarily to the difference in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $45,700 and working capital of $66,600.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the investments securities, the fair value of assets, and the Company’s liquidity.

Management will continue to monitor the risks associated with the current environment and their impact on the Company’s assets.

For the six-month period ended December 31, 2009 operating activities used cash of $14,400. Unrealized and realized losses on trading investment securities totaled $289,800. Deferred income taxes resulted in a benefit of $213,500.

For the six-month period ended December 31, 2008 operating activities used cash of $9,600. Unrealized losses on trading investment securities were $66,000. Stock-based compensation was $96,100.

There was no cash used by investing or financing during the six-month periods ended December 31, 2009 or 2008.

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

Item 4.   Controls and Procedures

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

The Company did not maintain an effective control environment based on criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Specifically, the Company did not adequately design in an effective manner the procedures necessary to support on a timely basis the requirements of the financial reporting and closing process.

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

We have also identified conditions as of December 31, 2009 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the six months ended December 31, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

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

CAMBRIDGE HOLDINGS, LTD.

February 16, 2010	By:	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

February 16, 2010	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director