Form 10-Q
period 2010-03-31
CAMBRIDGE HOLDINGS LTD
filed 2010-05-14
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s $.025 par value common stock outstanding as of May 13, 2010 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD. HOLDINGS, LTD.

Part I.  Financial Information
CAMBRIDGE HOLDINGS, LTD.
BALANCE SHEET

	March 31,
	2010	June 30,
	(Unaudited)	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,930	$60,109
Investment securities	32,581	783,836
Prepaid and other assets	4,595	17,216

Total current assets	60,106	861,161

PROPERTY AND EQUIPMENT, net	-	4,280

	$60,106	$865,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,717	$1,808
Deferred income tax liability	4,500	215,000

Total current liabilities	7,217	216,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock - $.025 par value, 15,000,000 Shares
Authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,803,232
Accumulated (deficit)	(1,425,610)	(1,242,346)

Total stockholders’ equity	52,889	648,633

	$60,106	$865,441

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended			Nine months ended
	March 31,			March 31,
	2010		2009	2010	2009
Revenues:
Net unrealized gains (losses) on investment securities		$7,597	$(1,323,644)	$(38,711)	$(1,389,660)
Net realized gains (losses) on investment securities		-	-	(243,478)	-
Interest and dividend income		-	26	2	523

Total revenues		7,597	(1,323,618)	(282,187)	(1,389,137)

Expenses:
Operating, general and administrative		22,836	22,681	141,293	172,640

Income (loss) before income taxes		(15,239)	(1,346,299)	(423,480)	(1,561,777)

Income tax (benefit) expense (Note 4)		(1,500)	(570,216)	(240,216)	(577,000)

Net income (loss)		$(13,739)	$(776,083)	$(183,264)	$(984,777)

Basic and diluted income (loss) per common share:	$	Nil	$(.22)	$(.05)	$(.28)

Weighted average number of common shares outstanding		3,509,877	3,509,877	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31,
	2010	2009
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(183,264)	$(984,777)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	1,152	2,232
Stock-based compensation	-	96,100
Noncash charges	56,616	-
Deferred income taxes	(210,500)	(556,000)
Unrealized (gains) losses on trading investment securities	38,711	1,389,660
Realized (gains) losses on trading
investment securities	243,478	-
Realized Losses on Fixed Asset Disposal	3,098	-
Changes in:
Other assets	12,621	59,789
Accrued expenses and other	909	193

Cash flows (used) by operating activities	(37,179)	7,197

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Cash flows (used) by investing activities	-	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Cash flows (used) by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,179)	7,197

CASH AND CASH EQUIVALENTS, beginning of period	60,109	77,605

CASH AND CASH EQUIVALENTS, end of period	$22,930	$84,802

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Noncash financing – dividend distribution	$(412,480)	$-

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

       Cambridge Holdings, Ltd.
Notes to Unaudited Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2010, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2009. The results of operations for the period ended March 31, 2010 are not necessarily an indication of operating results for the full year.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at March 31, 2010 and March 31, 2009) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Note 1 – Investment Securities

The Company accounts for investment securities under the provisions of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820 (formerly – Statement of Financial Accounting Standard ("SFAS") No. 157), “Fair Value Measurements” ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under accounting principles generally accepted in the United States of America ("GAAP"), fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as: (i) Level I are available quoted prices in active markets, (ii) Level II are other than available quoted market prices that are observable for the investment and (iii) Level III are unobservable inputs for the investment. The Company has valued its investment assets using quoted prices in active markets for identical assets (Level 1).  There were no purchases or sales during the period and unrealized gains and losses are as reported in the statement of operations for the period.

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

At March 31, 2010, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $32,600 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $32,500. Also included were 3,004 common shares (“PBAL”) and 5,000 common stock purchase warrants ("PBALW") of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $61.

At June 30, 2009, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $783,800 and a cost of approximately $246,300. Included were 293,487 common shares of AspenBio, at a cost of approximately $237,100 and a fair market value of approximately $783,600. Also included were 3,004 PBAL shares and 5,000 PBALW warrants of PepperBall at a cost of $9,200 and a fair market value of $200.

Note 2 – Property and Equipment

In accordance with the Company’s plan of liquidation, all fixed assets were reviewed.  It was determined that the furnishings and equipment had no future value and they were written off as of December 31, 2009.

Property and equipment consisted of the following:

	March 31, 2010 (Unaudited)	June 30, 2009
Furniture and fixtures	$-	$10,027
Office equipment	-	3,519

Less accumulated depreciation	(-)	(9,266)

	$-	$4,280

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

During the nine months ended March 31, 2009, options to purchase a total of 250,000 shares of the Company’s common stock under the Company's 2001 Stock Option Plan (the “Plan”) were issued to the Company’s directors. The options were vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years.  Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years. These options to purchase 250,000 shares of common stock had a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company’s shareholders, providing for up to 650,000 common shares to be reserved for issuance under the Plan. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the period ended March 31, 2009 totaling $96,100.

The Company accounts for stock-based compensation under ASC 718 (formerly -SFAS No. 123 (revised 2004)), “Share-Based Payment” ("ASC 718"), using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the nine months ended March 31, 2010.  Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and estimated forfeitures 0%.

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

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended March 31, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	250,000	$0.44	6.0	$—

Exercisable at March 31, 2010	250,000	$0.44	6.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2010.

As of March 31, 2010, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax (Benefit)

At March 31, 2010, the Company had a deferred tax liability of $4,500, related primarily to the unrealized gain on investment securities available for sale.

Income tax (benefit) consisted of:

	Nine months Ended
	March 31,
	2010	2009
Current income tax (benefit):
Federal	$(25,116)	$(17,000)
State	(4,600)	(4,000)
	(29,716)	(21,000)

Deferred income tax expense (benefit)
Federal	(184,500)	(487,000)
State	(26,000)	(69,000)
	(210,500)	(556,000)

Total income tax expense (benefit)	$(240,216)	$(577,000)

The income tax benefit for the period ended March 31, 2010 was different from the federal statutory rate as a result of the benefit arising from the prior years’ income taxes recovered as a result of the carry back of net operating losses to such prior years combined with the change in the investment securities distributed.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission’s (the “SEC”) regular review of our filings under the Securities Exchange Act of 1934, we received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940 (the "Investment Company Act”). Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

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

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio").  At June 30, 2009 the Company owned 293,487 common shares of AspenBio.  In April 2007, the Company determined that, to enhance shareholder value, the best course of action was to exercise a portion of its AspenBio warrants that were either scheduled to be redeemed for nominal value or were scheduled to expire, for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants.  The Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio’s common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets.  Greg Pusey, president of the Company, serves as vice chairman of AspenBio’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio’s chief financial officer.

Commencing in March 2002, the Company made a series of investments in PepperBall Technologies, Inc. ("PepperBall") (formerly Security With Advanced Technology, Inc.).  PepperBall, a public company, develops and markets non-lethal and personal protection devices. The Company currently owns 3,004 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall’s common stock.   Greg Pusey, president of the Company, serves on PepperBall’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as PepperBall’s chief financial officer.

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

In December 2005, a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005.  Included in that dividend distribution were approximately 462,500 shares of common stock of PepperBall and approximately 420,500 shares of common stock of Bactolac Pharmaceutical, Inc., with a combined cost basis of approximately $755,500.

In December 2009, the Company completed a pro rata distribution to its shareholders of 245,524 shares of AspenBio common stock, which for financial reporting purposes was recorded by the Company as a dividend at the shares’ then estimated fair value of $412,480.  This distribution represented the liquidation of substantially all of the then remaining assets of the Company.

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining limited investments held by the Company. The evaluation includes consideration of the perceived current and future value of each holding and the most effective disposal method.

Results of Operations

Three-month Period Ended March 31, 2010 compared to Three-month Period Ended
March 31, 2009

The Company's revenues for the three-month period ended March 31, 2010 was $7,600 resulting from unrealized gains in value of marketable securities.

The Company's revenues for the three-month period ended March 31, 2009 were negative $1,323,600. Unrealized losses from the decline in value of marketable securities totaled $1,323,600.

Operating, general and administrative expenses totaled $22,800 for the three-month period ended March 31, 2010 and $22,700 for the three-month period ended March 31, 2009.

Nine-month Period Ended March 31, 2010 compared to Nine-month Period Ended
March 31, 2009

The Company's revenues for the nine-month period ended March 31, 2010 was a negative $282,200 resulting from $38,700 in unrealized losses from the decline in value of marketable securities and of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

The Company's revenues for the nine-month period ended March 31, 2009 were negative $1,389,100. Unrealized losses from the decline in value of marketable securities totaled $1,389,700.

Operating, general and administrative expenses totaled $141,300 for the nine-month period ended March 31, 2010 and $172,600 for the nine-month period ended March 31, 2009 with the change primarily attributable to the stock-based compensation expense arising from the stock option grants in 2009.

During the nine-month period ended March 31, 2010 an income tax benefit of $240,200 was recorded as compared to an income tax benefit of $577,000 during the nine-month period ended March 31, 2009. The income tax amounts relate primarily to the difference in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of $22,900 and working capital of $52,900. The Company is currently exploring possible corporate alternatives for a merger or other corporate transaction.  Depending upon the time required to complete such process, additional funding may be required at some point in the future.

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

For the nine-month period ended March 31, 2010 operating activities used cash of $37,200. The loss of $183,300 was substantially due to $282,200 in unrealized and realized losses on trading investment securities. A reduction of deferred income taxes resulted in a benefit of $210,500.

For the nine-month period ended March 31, 2009 operating activities provided cash of $7,200. The loss of $984,800 was substantially due to a $1,389,700 decline in the market value of investment securities net of the corresponding $556,000 reduction in deferred income taxes.  Stock-based compensation of $96,100 was recorded in the period as a non-cash expense.

There was no cash used by investing or financing during the nine-month periods ended March 31, 2010 or 2009.

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

We have also identified conditions as of March 31, 2010 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the nine months ended March 31, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.  See Form 10-K for the year ended June 30, 2009 for the Company’s Risk Factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed herewith.
(2) Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE HOLDINGS, LTD.

May 13, 2010	By:	/s/ Gregory Pusey
Gregory Pusey
Chief Executive Officer, President, Treasurer and Director

May 13, 2010	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director