Form 10-K
period 2010-06-30
CAMBRIDGE HOLDINGS LTD
filed 2010-09-28
CIK 712757

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission file number 0-12962

CAMBRIDGE HOLDINGS, LTD.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-0826695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

106 S. University Blvd. #14 Denver, Colorado	80209
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(303) 722-4008

Securities registered pursuant to Section 12(b) of the Act:   None

Securities Registered Under Section 12(g) of the Act:

Common stock, $.025 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:      Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2009, computed by reference to the closing price on that date was $53,600.

The number of shares outstanding of the registrant’s common stock at September 22, 2010 was 3,509,877.

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

Statements concerning the establishment of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, the ability to complete the Prescient merger under acceptable terms, the management of our assets, liabilities and operations to advance the Company, problems in converting our investments into cash and difficulties in obtaining financing in sufficient amounts and on an as-needed basis.

Part I

Item 1.   BUSINESS.

(a) BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”) was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.
The Company has recently signed a letter of intent with Prescient Medical, Inc., (“Prescient”) for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger. On September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this total, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved.

In connection with the United States Securities and Exchange Commission’s (the “SEC”) regular review of our filings under the Securities Exchange Act of 1934 (the "Exchange Act"), we received correspondence from the SEC in 2005 asking, among other points, whether we should be registered as an investment company under the Investment Company Act of 1940 (the "Investment Company Act”). Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

Immediately following our receipt of the SEC’s correspondence, we consulted with our legal counsel about the Investment Company Act issues raised by the SEC's letter. Our counsel recommended that we engage special legal counsel with significant experience related to the Investment Company Act to assist us with this issue, and we did in fact engage such special counsel. Since February 2005, our management and our board have undertaken numerous discussions to investigate and explore the best course of action. Based upon the investigation undertaken by our management and our board, including work by or legal counsel and special legal counsel, the Company has determined that the Company has met the definition of an "investment company" as provided in Section 3(a)(1) of the Investment Company Act and accordingly should have been registered and reporting as an investment company.

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

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio").  At June 30, 2010 the Company owned 14,263 common shares of AspenBio.   In April 2007, the Company determined that, to enhance shareholder value, the best course of action was to exercise a portion of its AspenBio warrants that were either scheduled to be redeemed for nominal value or were scheduled to expire, for cash to the extent it was prudent and the balance on a cashless basis as provided in the terms of the warrants.  The Company exercised warrants for cash resulting in the issuance of 128,571 shares of AspenBio’s common stock. The Company thereupon sold 100,000 shares of AspenBio common stock for approximately $445,000 in cash in order to reduce the level of its investment assets.  Greg Pusey, president of the Company, serves as vice chairman of AspenBio’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio’s chief financial officer.

Commencing in March 2002, the Company made a series of investments in PepperBall Technologies, Inc. ("PepperBall") (formerly Security With Advanced Technology, Inc.).  PepperBall, a public company, develops and markets non-lethal and personal protection devices. As of September 22, 2010 the Company owns 3,003 common shares and publicly traded warrants to purchase 5,000 shares of PepperBall’s common stock.   Greg Pusey, president of the Company, serves on PepperBall’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves on a limited part-time basis as PepperBall’s chief financial officer.

In September 2002, the Company completed a pro rata distribution to its shareholders of 496,296 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares’ then estimated fair value of $150,000.  In March 2005, the Company’s board of directors approved a distribution of 532,275 shares of the then remaining total AspenBio common stock owned by the Company at that time.  This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares’ estimated value for financial reporting purposes of approximately $475,000.  The Company’s board of directors made the decision to distribute this investment based upon the following considerations: 1) to begin the process of reducing the Company’s level of investment assets following the SEC’s inquiry as to the Company’s non-compliance with the reporting requirements under the Investment Company Act, and 2) the board of directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders.

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

Management of the Company is currently evaluating the most prudent methods and timing of disposing of the remaining minimal investments held by the Company. The evaluation includes consideration of the recently disclosed reverse merger with Prescient Medical, Inc. and perceived current and future value of each holding and the most effective disposal method.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the recent agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2011, including the following:

1.	Pursuing the completion of the Prescient merger and relating funding activities;

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

COMPETITION. As a result of the Company’s plan to liquidate, the Company’s position as a competitor in the real estate industry is no longer applicable.

EMPLOYEES. The Company has no fulltime employees.  Mr. Pusey and Mr. McGonegal serve the Company on a limited part-time basis.

Item 1A. RISK FACTORS.

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

Risks Related to Our Business

No assurance of completion or potential future success of the merger with Prescient Medical, Inc.

Although the board of directors of the Company has determined that a merger with Prescient, is in the best interest of the Company and its stockholders and has signed a letter of intent to proceed with the reverse merger, there can be no assurance that the merger will be completed as there are substantial terms and conditions that must be completed, including the finalization and execution of a definitive agreement and the approval by both companies’ shareholders. The non-binding letter of intent that has been signed also includes conditions regarding the closings of certain future funding. The terms of the Prescient common and preferred stock require a majority vote of Prescient's outstanding shares entitled to vote to approve the merger.  The Company and Prescient can make no assurance that the required consents will be obtained by Prescient.

In the event that the merger with Prescient is able to be completed, there are substantial risks that Prescient will not be able to successfully execute its business plan which requires not only substantial additional funding, but also the successful completion of development of its products and regulatory approval to commercialize such products in markets in which it may choose to launch such products.

An investment in the Company involves a high degree of business and financial risk that can result in a loss of your entire investment.

We have limited operations and may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have liquidated or distributed substantially all of the Company's cash and investment assets and as such have limited operations. We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the fiscal year ending June 30, 2011. Depending upon our capital requirements and the ability to advance and complete the merger with Prescient, we will require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We depend upon the services of our key executives.

We depend upon the services of our key executives, including Gregory Pusey, a director and our president, and Jeff McGonegal, our chief financial officer.  We are aware that Mr. Pusey currently serves as a director, and previously served as chairman, and Mr. McGonegal currently serves as chief financial officer, on a limited part-time basis, of PepperBall, a publicly held provider of non-lethal projectiles, launchers and security related products.  Mr. Pusey has informed us that he is a named defendant in separate federal and California state court actions filed against PepperBall and certain of its officers and directors by certain shareholders of PepperBall, in which five individual former or current shareholders of PepperBall allege fraud, negligent misrepresentation, breach of fiduciary duty, and California Corporations Code claims in connection with their purchase of PepperBall stock.  Mr. McGonegal has informed us that he was a named defendant in the same federal and California state court actions, in which the same causes of action are alleged against him.  The federal litigation has been dismissed as to all parties, but the plaintiffs have the right to re-file the action. The California state court action has been dismissed against Mr. McGonegal.  The California state court litigation is scheduled for trial in the fourth quarter of 2010.  Mr. Pusey and Mr. McGonegal may not be able to devote substantial business time and attention to the Company because of the distractions of this litigation.  A loss of their services for a prolonged period could potentially have an adverse affect on the conduct of our business.

Our Independent Registered Public Accounting Firm added an emphasis paragraph to their audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our Independent Registered Public Accounting Firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that the Company has incurred operating losses since inception and has signed a letter of intent for a reverse merger, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1 to the accompanying financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Securities

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the fiscal year ending June 30, 2011. Depending upon our ability to advance with the Prescient, reverse merger and our capital requirements, we believe we will require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

Our stock price, like that of many micro-cap companies, is volatile.

The market prices for securities of micro-cap companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our common stock has been and may continue to be volatile.  An investment in the Company involves a high degree of business and financial risk that can result in a loss of your entire investment.

There is not an active market for the Company's common stock.

Although our common stock is currently eligible for quotation on the OTC Bulletin Board, the volume of trading in our common stock has been extremely sporadic.  As a result, the ability to purchase or sell our common stock over the OTC Bulletin Board is limited, with volume trading creating wide shifts in price.  An investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital in the future.

Often stock traded on the OTC Bulletin Board experiences extremely sporadic trading. For example, historically several weeks have passed between trades of shares of our common stock.  There can be no assurance that, assuming that our common stock becomes so quoted on the OTC Bulletin Board, a more active market for our common stock will develop and/or continue.  Accordingly, investors must assume they may have to bear the potential loss of their entire investment in our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

The Company's administrative activities are conducted at the Company's corporate headquarters located in Denver, Colorado in a space shared by the Company with an affiliate, Livingston Capital, Ltd. ("Livingston"). The Company paid Livingston a monthly fee of $500 for rent and certain overhead administrative expenses through June 30, 2010, when the payment arrangement was terminated.

Item 3.   LEGAL PROCEEDINGS.

The Company is not involved in any material, pending legal proceedings.

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the OTC Bulletin Board under the symbol "CDGD.OB". Trading in the Company's common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2010 and 2009 are as follows:

Quarter Ended	High Bid	Low Bid
June 30, 2010	$.065	$.02
March 31, 2010	$.065	$.06
December 31, 2009	$.10	$.05
September 30, 2009	$.42	$.09
June 30, 2009	$.10	$.07
March 31, 2009	$.42	$.07
December 31, 2008	$.42	$.42
September 30, 2008	$.705	$.25

At August 30, 2010, the number of record holders of the Company's common stock was approximately 930.

The closing price of our common stock on September 22, 2010 was $0.19 per share. During the last two fiscal years we paid a dividend to the Company’s common shareholders of record on November 30, 2009.  The dividend consisted of an aggregate of 245,524 shares of AspenBio, which the Company had held as an investment.  The dividend was made to the Company's shareholders at the rate of .07 shares of AspenBio common stock for each share of the Company's common stock a shareholder owned. No dividends were paid during the year ended June 30, 2009.     We currently do not anticipate any cash dividends will be paid to shareholders.

Item 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2010, the Company had cash and cash equivalents of $8,600 and working capital of $23,400.

The Company has recently signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger.  In advance of an anticipated merger between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this total, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts.

For the year ended June 30, 2010, operating activities consumed cash of $51,500 as compared to cash used of $17,500 for the year ended June 30, 2009. Net losses totaled $212,800 for the year ended June 30, 2010 including noncash realized gains of $243,500 from the disposal of investment securities and unrealized gains from trading securities totaling $57,200. Deferred tax liability decreased by $212,500 for the fiscal year ended June 30, 2010 associated with the change in the unrealized losses on investment securities. Net losses totaled $827,800 for the year ended June 30, 2009, including noncash unrealized gains from trading securities totaling $1,093,300.

There were no investing or financing activities during the years ended June 30, 2010 or 2009.

RESULTS OF OPERATIONS.

Our Independent Registered Public Accounting Firm’s report on our financial statements as of June 30, 2010, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a going concern.

FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2009

The Company had realized losses of $243,500 and unrealized losses on investment securities of $57,200, resulting in net negative revenues of $300,700 for the year ended June 30, 2010. The Company had unrealized losses on investment securities of $1,093,300, which resulted in net negative revenues of $1,092,800 for the year ended June 30, 2009.

During the years ended June 30, 2010 and 2009, the Company incurred operating, general and administrative costs of approximately $152,300 and $196,000, respectively.  The decrease in 2010 related primarily to $96,100 recorded for the stock-based compensation expense that was recorded for options issued in 2009. The Company had losses before taxes of $453,000 for the year ended June 30, 2010 as compared with income of $1,288,800 for the year ended June 30, 2009.

INCOME TAXES

Income tax benefit totaled $240,200 in the year ended June 30, 2010 and $461,000 in the year ended June 30, 2009 primarily due to the unrealized decrease in market value of investments. No income tax benefit was recorded on the net operating loss carry forward for the year ended June 30, 2010, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At June 30, 2010, the Company had a net operating loss for income tax purposes of approximately $330,000, expiring through 2030.

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

Investments

Prior to selling the Company’s assets in accordance with its plan of liquidation, the Company invested its excess working capital in investments that the Company believed had the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2010, $14,100 of the Company's assets consisted of such investments.

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

Revenue Recognition

Our revenues consisting of gains and losses on investment securities fluctuate based on market value.  These unrealized gains and losses on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2010 and 2009. The SEC's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (“SAB No. 104”) provides guidance on the application of generally accepted accounting principles ("GAAP") to select revenue recognition issues.  We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-Based Compensation

Statement of Financial Accounting Standards ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements commencing on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the SEC’s regular review of the Company's filings under the Exchange Act, the Company received correspondence from the SEC in February 2005 asking, among other points, whether the Company should be registered as an "investment company" under the Investment Company Act. Generally, an issuer is deemed to be an investment company subject to registration and reporting under the Investment Company Act if its holdings of "investment securities" exceed 40% of the value of the issuer's total assets, exclusive of government securities, securities issued by majority owned subsidiaries and cash items on an unconsolidated basis.

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

Based upon the investigations undertaken by the Company's management and board of directors since February 2005, including work by the Company's legal counsel, the Company determined that it did in fact meet the definition of an investment company as provided in Section 3(a)(1) of the Investment Company Act during certain periods over the last several years and, accordingly, should have been registered and reporting under the Investment Company Act. Further, in connection with these investigations, the Company's board of directors evaluated, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures during the relevant periods. Based upon these investigations and evaluations, the Company concluded that its disclosure controls and procedures were not effective as of June 30, 2010. The Company attributes this conclusion to the fact that its controls and procedures did not reveal that the Company qualified as an investment company subject to the registration and reporting requirements of the Investment Company Act.

In light of these facts, the Company's board of directors unanimously concluded that the best way to maximize shareholder value was to liquidate the assets of the Company for distribution to its shareholders. On June 9, 2005, the Company's plan of liquidation was unanimously approved by the board of directors. At a special meeting of the Company's shareholders held November 3, 2005, the shareholders approved a plan of liquidation of the Company and the distribution of substantially all of the Company's cash and investment assets, in excess of a reasonable operating reserve amount.

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

In making this evaluation, our chief executive officer and chief financial officer considered the material weaknesses discussed in Management’s Annual Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2010 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company’s disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Management conducted an assessment of the effectiveness of the Company’s internal control system as of June 30, 2010. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of June 30, 2010.

A material weakness is a deficiency, or a combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2010.

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

We have also identified conditions as of June 30, 2010 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. We have been able to mitigate this deficiency by other management personnel reviewing bank accounts and transactions, financial reports and other information, but believe that the only effective long-term solution to our accounting needs is to hire additional personnel. Due to our very limited resources, we are uncertain as to when or if we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the secondary reviews of information that are employed.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management is continuing to consider corrective action to remedy the internal control weaknesses described above. See “Remediation of Material Weaknesses in Internal Control over Financial Reporting” described below.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management continues to implement changes to the Company’s internal control systems and procedures to ensure additional controls and timely reviews of information are improving.

Management is committed to creating and implementing an effective internal control system for each of the five internal control components set forth in the Internal Control — Integrated Framework issued by COSO. In this regard, we, along with our outside professional advisors work to evaluate the internal controls that are used in our business.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current regulations that permit the Company to provide only management’s report in this annual report.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

Item 9B.   OTHER INFORMATION.

None.
PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers of the Company are elected by the board of directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the board of directors. There are no family relationships among any of the directors and executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he was selected as a director.  There are no employment agreements in place with the Company with respect to any of the officers or directors.

Name	Age	Date First Elected Director	Principal Occupation and Employment

Gregory Pusey	58	1982
President, treasurer and director. Mr. Pusey is a director of Bactolac Pharmaceutical, Inc., a privately-held manufacturer of nutraceuticals. Mr. Pusey is also vice-chairman, a director and a vice president of AspenBio Pharma, Inc., a publicly held emerging bio-pharmaceutical company, and serves on the board of directors of PepperBall Technologies, Inc. Mr. Pusey graduated from Boston College in 1974 with a BS in finance.

Scott Menefee	45	1993
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

Jeffrey G. McGonegal	59	2000
Senior vice president-finance, secretary and director. Mr. McGonegal has also served as the chief financial officer of AspenBio Pharma, Inc., since 2003.  Mr. McGonegal also serves on limited part-time basis as chief financial officer for PepperBall Technologies, Inc., a position he had held since 2003 and he served as PepperBall's chief executive officer from October 2007 until September 2008.  He served as senior vice president -finance of Bactolac Pharmaceuticals, Inc., from February 2000 to 2006. Since 2005 Mr. McGonegal also has served on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. In September 2008 he was appointed to serve on the board of Smart Move, Inc., a publicly held company in the transportation industry until his resignation in January 2009.   He received a BA degree in accounting from Florida State University. Mr. McGonegal is a certified public accountant licensed in the state of Colorado.

QUALIFICATIONS, ATTRIBUTES AND SKILLS OF OUR BOARD OF DIRECTORS

The full board of directors screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the board.  In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the board seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director.  Directors are expected to bring specialized talents to the board that add value to the board’s deliberative process and advance the business goals of the Company.  The board has determined that experience in small public companies as well as corporate transactions and financial and investment experience are generally useful qualifications for directors, and the composition of the board reflects such assessment.  All of the incumbent directors exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the board and to advance the business goals and strategies of the Company. Mr. Menefee was selected for his experience in business and specifically real estate at a time when the Company was engaged in real estate activities. Mr. Pusey was selected for his years of experience in business and extensive history of working with public companies.  Mr. McGonegal was selected based upon his accounting and financial reporting experience and extensive history of working with public companies.

INDEPENDENCE OF THE BOARD OF DIRECTORS

Our board of directors currently consists of Messrs. Pusey, Menefee and McGonegal. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards. Mr. Menefee has been determined to qualify as independent and has no material relationship with the Company that might interfere with his exercise of independent judgment.  There have been no separate committees designated by the board. The full board serves in all committee functions and Gregory Pusey and Jeff McGonegal have been determined to not be independent.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding common stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company’s year ended June 30, 2010, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.

The Company has not adopted a code of ethics or a whistle blower policy and does not have a separately designated audit committee or audit committee financial expert. Based upon the Company’s very limited operations and no full time employees, no code of ethics has been adopted.  The entire board serves as the audit committee and compensation committee.  Mr. McGonegal has been designated as the financial expert.

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

Item 11.  EXECUTIVE COMPENSATION.

The Company’s compensation philosophy is to manage its resources prudently by paying minimal compensation for management’s routine annual services.  It incents its executives with stock options and pays additional incentive payments for achieving specific objectives and results.  The entire board of directors considers compensation matters.

COMPENSATION.

The compensation of our named executive officers consists primarily of cash compensation which may be in the form of bonuses and long term incentive awards generally in the form of stock options granted under the Company’s stock option plan. The following table sets forth the compensation paid by the Company during the fiscal year ended June 30, 2010 and in the two prior fiscal years of the Company to the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Gregory S. Pusey	2010	$50,000	$—	$—	$6,000	$56,000
Chairman, President and Director (1)	2009	$46,000	$—	$35,500	$20,000	$101,500
	2008	$38,000	$—	$—	$28,000	$66,000

Jeffrey G. McGonegal,	2010	$—	$33,600	$—	$—	$33,600
Chief Financial	2009	$—	$—	$40,400	$—	$40,400
Officer and Director (2)	2008	$—	$—	$—	$—	$—

 (1) Mr. Pusey, who serves on a part-time basis, was compensated for his services in cash and through the issuance of periodic stock options under the Company’s stock option plan.  Mr. Pusey does not have an employment agreement with the Company.  During the quarter ended June 30, 2010, Mr. Pusey’s cash compensation was terminated due to the Company’s limited financial resources and Mr. Pusey has waived his right to such payments.  Other annual compensation includes $500 per month ($6,000 per year) paid to an entity affiliated with Mr. Pusey for shared office space and facility services and in 2009 and 2008 included $14,000 and $22,000, respectively, in cash payments taken as contract income in lieu of salary. These payments have been terminated.  On September 5, 2008 (FYE 2009), Mr. Pusey was granted options to acquire 100,000 shares of common stock exercisable at $0.462 each, vested upon issuance and expiring in five years.  The options had a value based upon the Black-Scholes formula under assumptions as included with the accompanying financial statements of $35,500.   The Company considers option awards as compensation received in his capacity as a director and all other compensation was received in his capacity as an officer.

(2) Mr. McGonegal, who serves on a part-time basis, was compensated for his services in cash and through the issuance of periodic stock options under the Company’s stock option plan. During the year ended June 30, 2010, a bonus payment was made to Mr. McGonegal for his services with the payment consisting of the issuance of 20,000 shares of the common stock of AspenBio, which the Company held as an investment.  These shares were valued at $33,600.  Mr. McGonegal does not have an employment agreement with the Company.  On September 5, 2008 (FYE 2009), Mr. McGonegal was granted options to acquire 100,000 shares of common stock exercisable at $0.42 each, vested upon issuance and expiring in ten years.  The options had a value based upon the Black-Scholes formula under assumptions as included with the accompanying financial statements of $40,400.  The Company considers option awards as compensation received in his capacity as a director and all other compensation was received in his capacity as an officer. Other than the periodic grant of stock options and bonus payments as described above, the Company does not have any plan based awards. The Company does not have any post employment benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At June 30, 2010, each of our named executive officers had options, issued under our 2001 Stock Incentive Plan (the "2001 Plan") to purchase 100,000 shares of our common stock.  Mr. Pusey’s options are exercisable at a price of $0.462 each and are 100% vested and expire September 5, 2013. Mr. McGonegal’s options are exercisable at a price of $0.42 each and are 100% vested and expire September 5, 2018.

DIRECTOR COMPENSATION

Independent directors do not receive cash compensation for service on our board. Directors typically receive a stock option grant upon joining the board and periodically additional stock option grants, for service on the board.  During the year ended June 30, 2010 no options were granted to our directors.   The directors are reimbursed for all expenses incurred by them in attending board meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth as of August 28, 2010 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers, and (iii) all of our executive officers and directors as a group.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of August 28, 2010, we had 3,509,877 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 106 S. University Blvd., #14, Denver, CO 80209.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors
Gregory Pusey (1)	1,772,418	49.1%
Jeffrey G. McGonegal (2)	241,075	6.7%
Scott Menefee (3)	152,430	4.3%
All executive officers and directors as a group (three persons) (4)	2,165,923	57.6%

5% Shareholders
The Peierls Foundation, Inc. (5) c/o John Kennedy US Trust Company 114 West 47th Street New York, NY 10036	701,048	20.0%

(1)
Includes 100,000 shares of common stock issuable at $0.462 per share upon the exercise of stock options that expire in September 2013. Also includes 36,000 shares of common stock owned by Mr. Pusey’s IRA. Includes 7,600 shares of common stock owned by his wife and 39,709 held in his wife’s IRA. Mr. Pusey disclaims beneficial ownership of the shares held by his wife except to the extent of his pecuniary interest therein.

(2)	Includes 100,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.
(3)	Includes 50,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.

(4)	Includes footnotes 1 to 3.

(5)	Includes 14,400 shares of common stock beneficially owned by E. Jeffrey Peierls and 219,011 shares of common stock beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls’ brother.

CHANGES IN CONTROL

There are no arrangements known to the Company which may result in a change in control of the Company.

Equity Compensation Plan Information

The Company currently has one equity compensation plan. The Company currently provides stock-based compensation to employees, directors and consultants, under the 2001 Stock Option Plan (the “Plan”). The Plan has been approved by the Company’s shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee which function is fulfilled by the full board of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s compensation plan as of June 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved
by security holders	250,000	$0.44	400,000

Equity compensation plans not
approved by security holders	—	—	—

Total	250,000	$0.44	400,000

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company paid $500 per month to Livingston for rent and certain administrative expenses through June 30, 2010.  The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.  These payments have been discontinued as of July 1, 2010.

We paid a dividend to the Company’s common shareholders of record on November 30, 2009.  The dividend consisted of an aggregate of 245,524 shares of AspenBio, which the Company had held as an investment.  The dividend was made to the Company's shareholders at the rate of .07 shares of AspenBio, common stock for each share of the Company's common stock a shareholder owned. The Company’s directors and officers received their pro-rata share of AspenBio common shares from this dividend.  Additionally, 20,000 shares of AspenBio common stock valued at $33,600 for financial reporting purposes were transferred to Mr. McGonegal as a bonus.  At June 30, 2010 the Company owned 14,263 common shares of AspenBio.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   (a) Audit Fees. During the fiscal years ended June 30, 2010 and 2009, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $9,700 and $9,000 per year, respectively.

   (b) Audit-Related Fees. During fiscal years ended June 30, 2010 and 2009 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

   (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2010 and 2009.

   (d) All other Fees – describe (if any) – none.

All of the services performed by the independent registered public accounting firm were approved by the Company’s board prior to performance. The board has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) EXHIBITS.

       The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 are incorporated herein by this reference.
3.2	Amended and Restated Bylaws as of September 13, 2010. (1)
4.1	Specimen Certificate of Common Stock. (1)
10.1	Securities Purchase Agreement, dated September 15, 2010, by and among the Company and the Buyers named therein. (2)
10.2	Form of 6% Convertible Promissory Note. (2)
10.3	Form of Warrant. (2)
10.4	Senior Secured Convertible Promissory Note, dated September 15, 2010, issued by PMI to the Company. (2)
10.5	Security Agreement, dated September 15, 2010, by and between PMI and the Company. (2)
10.6	2001 Stock Option Plan filed as Exhibit 10(n) in the Registrant's Report on Form 10-KSB for the year ended June 30, 2001 is incorporated herein by this reference. (2)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Filed herewith. (2) Filed as an exhibit to the Registrant's Form 8-K filed September 20, 2010 are incorporated herein by this reference. (3) Furnished.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE HOLDINGS, LTD.

Date: September 28, 2010	By:	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2010	By:	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

Date: September 28, 2010	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Secretary and Director

Date: September 28, 2010	By:	/s/ Scott Menefee
Scott Menefee, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Cambridge Holdings, Ltd.:

We have audited the accompanying balance sheets of Cambridge Holdings, Ltd. as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred operating losses since inception and has signed a letter of intent for a reverse merger, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 27, 2010

CAMBRIDGE HOLDINGS, LTD.
BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,596	$60,109
Investment securities (Note 2)	14,073	783,836
Prepaid and other assets	3,804	17,216

Total current assets	26,473	861,161

Property and equipment, net (Note 3)	-	4,280

	$26,473	$865,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$585	$1,808
Deferred income tax liability (Note 4)	2,500	215,000

Total current liabilities	3,085	216,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock - $.025 par value, 15,000,000 shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,803,232
Accumulated (deficit)	(1,455,111)	(1,242,346)

Total stockholders’ equity	23,388	648,633

	$26,473	$865,441

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2010	2009
REVENUES:

Net unrealized (losses)	$(57,219)	$(1,093,285)
Net realized (losses)	(243,478)	---
Interest, dividend and other income	1	534

Total revenues	(300,696)	(1,092,751)

OPERATING EXPENSES:
Operating, general and administrative	152,285	196,024

NET (LOSS) BEFORE INCOME TAX EXPENSE	(452,981)	(1,288,775)

Income Tax Benefit (Note 6)	240,216	461,000

NET (LOSS)	$(212,765)	$(827,775)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.06)	$(0.24)

Weighted average number of basic and diluted
common shares outstanding	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balances, June 30, 2008	3,509,877	$87,747	$1,707,132	$(414,571)	$1,380,308
Stock based compensation
issued for services	-	-	96,100	-	96,100

Net (loss) for the year	-	-	-	(827,775)	(827,775)

Balances, June 30, 2009	3,509,877	87,747	1,803,232	(1,242,346)	648,633

Dividend (Note 5)	-	-	(412,480)	-	(412,480)

Net (loss) for the year	-	-	-	(212,765)	(212,765)

Balances, June 30, 2010	3,509,877	$87,747	$1,390,752	$(1,455,111)	$23,388

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2010	2009

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(212,765)	$(827,775)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	1,152	2,852
Realized losses on trading investment securities	243,478	-
Unrealized losses on trading investmentsecurities	57,219	1,093,285
(Increase) in deferred income tax expense	(212,500)	(437,000)
Stock-based compensation	-	96,100
Non cash charges	56,616	-
Realized loss on fixed asset disposal	3,098	76
Changes in:
Prepaid and other assets	13,412	56,885
Accounts payable and accrued expenses	(1,223)	(1,919)

Cash Flows (Used) By Operating Activities	(51,513)	(17,496)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Cash Flows Provided (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	-	-

Cash Flows Provided (Used) By Investing Activities	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,513)	(17,496)

CASH AND CASH EQUIVALENTS, beginning of year	60,109	77,605

CASH AND CASH EQUIVALENTS, end of year	$8,596	$60,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

BUSINESS DEVELOPMENT. Cambridge Holdings, Ltd. (the "Company," “we” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

In connection with the United States Securities and Exchange Commission’s (the “SEC”) regular review of our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we received correspondence from the SEC asking, among other points, whether we should be registered as an investment company under the Investment Company Act. Generally, an issuer is deemed to be an investment company subject to registration if its holdings of "investment securities," which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis.

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

Management of the Company is currently evaluating the most prudent methods and timing of liquidating the remaining minor investments held by the Company in AspenBio Pharma, Inc. (“AspenBio”) and in PepperBall Technologies, Inc. (“PepperBall”). If the merger with Prescient is completed it is expected that these remaining investments will be liquidated shortly thereafter.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the recent agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2011, including the following:

1.	Pursuing the completion of the Prescient merger and relating funding activities;

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash.

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

Fair Value of Financial Instruments and  Investment Securities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk. Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. The availability of observable inputs varies by instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

The Company partially accounts for investment securities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820 (formerly – Statement of Financial Accounting Standard ("SFAS") No. 157), “Fair Value Measurements” ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under accounting principles generally accepted in the United States of America, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as: (i) Level I are available quoted prices in active markets, (ii) Level II are other than available quoted market prices that are observable for the investment and (iii) Level III are unobservable inputs for the investment. The Company has valued its investment assets using quoted prices in active markets for identical assets (Level 1).  As permitted by ASC 820, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The partial adoption of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Other than the distribution of AspenBio common shares, there were no purchases or sales during the period and unrealized gains and losses are as reported in the statement of operations for the period.

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

Concentration of Credit Risk

From time to time the Company’s cash position has exceeded the federally insured limits, but no losses have been experienced.  At June 30, 2010, the Company’s cash in financial institutions was $8,600.

Revenue Recognition

Interest and dividend income is recorded on the accrual basis.  Gains and losses on sales of securities are recognized at time of sale.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense is generally provided on a straight-line basis using estimated useful lives of three to five years.  Total depreciation expense was $1,152 and $2,852 for the years ended June 30, 2010 and 2009, respectively.

Income Taxes

The Company follows the provisions of ASC 740 (formerly - FASB Interpretation No. 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.   Under ASC 740, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

The Company has adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes.   As a result of the implementation of ASC 740, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

Subsequent Events

The Company has evaluated all subsequent events through September 27, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Earnings Per Common Share

The Company computes earnings per common share in accordance with ASC 260 (formerly - SFAS No. 128), Earnings Per Share.  ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them more comparable to international EPS standards.  ASC 260 replaces the presentation of primary EPS with a presentation of basic EPS.  In addition, ASC 260 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the inclusion of the dilutive shares in the fiscal year ended June 30, 2010 would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares for the years ended June 30, 2010 and 2009) would be to decrease the net loss per share.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Stock Based Compensation

Stock based compensation is accounted for under ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). During the fiscal year ended June 30, 2010 the Company did not issue any rights accounted for under these provisions.

Recently Issued and Adopted Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for the Company beginning September 15, 2009, and impacts the Company’s financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended June 30, 2010.

As a result of the Company’s implementation of the Codification during the year ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In October 2009, the FASB issued ASC 605 (formerly - ASU 2009-13), “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The Company is currently evaluating the requirements of this ASU and does not expect its provisions to have a material effect on the financial statements.

In April 2010, the FASB issued ASC 605 (formerly -ASU 2009-13), “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of this ASC to have a material effect on the financial statements.

In December 2007, the FASB issued ASC 805 (formerly - SFAS No. 141 (R)), “Business Combinations” which become effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 became effective for the Company in 2010. The Company will apply the provisions of ASC 805 to any future business combinations.

NOTE 2 - INVESTMENT SECURITIES

The Company classifies its investment securities as trading securities. Investment securities held for trading are reported at their fair market value. Unrealized gains on trading investments are reported in earnings. Gains and losses from investment securities are determined from quoted market prices based upon the specific identification method.

In December 2009, the Company completed a dividend distribution to its shareholders consisting of 245,524 shares of AspenBio common stock which had been held as an investment. The transaction for financial reporting purposes was recorded by the Company as a return of capital at the AspenBio shares’ then estimated fair value of $412,480.   Additionally, 13,700 shares of AspenBio common stock valued at $23,016 were transferred to pay administrative costs incurred for processing the distribution and 20,000 shares of AspenBio common stock valued at $33,600 for financial reporting purposes was transferred to an officer as a bonus.

At June 30, 2010, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $14,100 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio at a cost of approximately $11,500 and a fair market value of approximately $14,000.  During the year ended June 30, 2010 unrealized losses include $24,255 in losses from the trading securities held as of June 30, 2010. During the year ended June 30, 2010, the trading securities total valuation allowance decreased by $544,145, primarily as a result of the dividend distribution of AspenBio shares.  The market value of AspenBio common shares have historically been volatile and are expected to continue that trend in the future. As of June 30, 2010, each AspenBio common share had a market price of $.98 and at September 22, 2010 a value of $0.49. Also included in investment securities were 3,003 common shares and 5,000 common stock purchase warrants of PepperBall at a total cost of $9,200 and a fair market value of $100, with such warrants having expired in July 2010.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2010	2009

Furniture and fixtures	$-	$10,027
Office equipment	-	3,519

Total	-	13,546
Less accumulated depreciation	-	(9,266)

	$-	$4,280

NOTE 4 - INCOME TAX EXPENSE (BENEFIT)

At June 30, 2010 and 2009 the Company had recorded a deferred tax liability of $2,500 and $215,000, respectively, related to the difference in financial and income tax reporting of the unrealized gains of the trading investment securities.

Income tax expense (benefit) consisted of:

	For the Years Ended June 30,
	2010	2009

Current income taxes (benefit)	$(242,700)	$(676,000)
Deferred income taxes	2,500	215,000
Income tax (benefit) expense	$(240,200)	$(461,000)

The income tax benefit for the year ended June 30 2010 was different from the federal statutory rate as a result of the change in the investment securities distributed.

At June 30, 2010, the Company had a net operating loss for income tax purposes of approximately $330,000, expiring through 2030.

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Stockholders’ equity

As discussed in Note 2 above, in December 2009, the Company completed a dividend distribution to its shareholders consisting of 245,524 shares of AspenBio common stock which had been held as an investment. The transaction for financial reporting purposes was recorded by the Company as a return of capital at the AspenBio shares’ then estimated fair value of $412,480.

The distribution of the AspenBio common shares was made on a pro rata basis to all of the Company's shareholders and accordingly, the officers and directors of the Company received a distribution of the AspenBio common shares, based upon their holdings of the Company's common shares, which would have amounted to approximately 50% of the total.

2001 Stock Option Plan

During the year ended June 30, 2009, options to purchase a total of 250,000 shares of the Company’s common stock under the Company's 2001 Stock Option Plan (the “Plan”) were issued to the Company’s directors. The options were fully vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years.  Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years.

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan. The Plan has been approved by the Company’s shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee which function is currently fulfilled by the full board of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the year ended June 30, 2009 totaling $96,100.

The Company accounts for stock-based compensation ASC 718 (formerly - SFAS No. 123 (revised 2004)), “Share-Based Payment”, using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the year ended June 30, 2010.  Expected life; 5-10 years, Volatility, 126.3%, Risk-free interest rate, 2.91% to 3.66%, Dividend yield, 0%, and estimated forfeitures 0%.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock over the past nine years, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to terminations.

A summary of stock option activity of options to employees, directors and advisors, for the year ended June 30, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2010	250,000	$0.44	6.2	$—

Exercisable at June 30, 2010	250,000	$0.44	6.2	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2010.

During the year ended June 30, 2009, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

As of June 30, 2010, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

NOTE 6 – RELATED PARTY TRANSACTIONS

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company paid $500 per month to Livingston for rent and certain administrative expenses through June 2010.  The Company believes that these arrangements have been at least as favorable as could be obtained with a non-affiliated party.  These payments have been discontinued as of July 1, 2010.

At June 30, 2010 the Company owned 14,263 common shares of AspenBio. Greg Pusey, president of the Company, serves as vice-chairman of the AspenBio board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer. These exercises of AspenBio warrants were done to maximize shareholder value, as the warrants were either being redeemed for nominal value if not then exercised or were scheduled to expire.

At June 30, 2010 the Company owned 3,003 shares of PepperBall with a value of approximately $100 and owned PepperBall common stock purchase warrants exercisable for 5,000 shares of PepperBall common stock, with no value with such warrants expiring in July 2010.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement as well as certain funding requirements to advance to and complete the merger.  There can be no assurance that a definitive agreement will be agreed to and executed between the parties or that the conditions required to close such a transaction will be achieved.

On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”).  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,075,937, prior to expenses which totaled $50,231.  The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.

Unless converted in accordance with their terms and conditions, the Convertible Notes will mature upon the earlier to occur of (i) June 30, 2011 and (ii) an Event of Default (as defined below).  Interest of 6% per annum accrues and compounds annually on the Convertible Notes and will be payable upon conversion or maturity of the Convertible Notes.  The outstanding principal amount of the Convertible Notes, plus accrued and unpaid interest thereon, shall automatically convert into units of the Company’s securities (“Related Offering Units”), at a conversion price equal to a 33% discount to the price at which such Related Offering Units are sold in a prospective private placement offering in an anticipated minimum amount of $6 million and a maximum amount of $12 million (the “Related Offering”).  The Related Offering is anticipated to close simultaneously with the closing of the proposed Merger.  As of the date hereof, the terms and conditions of the Related Offering have not been finalized, including with respect to the type and price of offered securities.

The conversion price of the Convertible Notes may be adjusted in certain circumstances.  The conversion price of the Convertible Notes are subject to a full-ratchet anti-dilution adjustment in the event that the Company issues Common Stock or common stock equivalents at a price per share less than the then-applicable conversion price of the Convertible Notes.

On September 15, 2010 (the “Initial Closing Date”), (i) the Company made a loan (the “PMI Loan”) totaling $1,025,000 to Prescient Medical, Inc. (“PMI”) in consideration for PMI’s issuance to the Company of a 6% Senior Secured Promissory Note (“PMI Note”) in an original principal amount equal to the amount of such PMI Loan, and (ii) PMI and the Company entered into a Security Agreement pursuant to which PMI granted the Company a continuing security interest in all of PMI’s assets and any and all proceeds and products there from for the purpose of securing the payment and performance of PMI’s obligations under the PMI Note and any other agreements, instruments and documents executed in connection therewith, including any Subsequent PMI Notes (as defined below).

The original principal amount of the PMI Note equals the aggregate net proceeds from the sale of Bridge Units (as defined below) by the Company on the Initial Closing Date in connection with the initial closing (the “Initial Closing”) under that certain Securities Purchase Agreement, dated as of the Initial Closing Date, by and among the Company and certain investors named therein (the “Purchase Agreement”).  The Company also agreed, pursuant to the Purchase Agreement, to disburse subsequent loans to PMI equal to the net proceeds from the sale of Bridge Units by the Company at subsequent closings under the Purchase Agreement in consideration for the issuance of additional PMI Notes by PMI (“Subsequent PMI Notes”).

If the Related Offering and the Merger are consummated and the Company issues warrants as part of the Related Offering Units (the “Related Offering Warrants”), each Bridge Warrant will be exchanged for a Related Offering Warrant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing (i) 40% of the aggregate principal amount of the Convertible Notes purchased by the holder, by (ii) a per share price equal to 66.7% of the per Related Offering Unit offering price of the Related Offering Units sold in the Related Offering.  If the Company does not issue Related Offering Warrants in connection with the Related Offering, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the per share price of the shares of Common Stock sold in the Related Offering.  If the Company does not consummate the Related Offering and the Merger is terminated, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the average five-day closing price of the Common Stock at the time of the Merger termination.

If at any time commencing 30 days after the closing of the Related Offering, the bid price of the Common Stock equals 200% or more of the per share price of the Common Stock sold in the Related Offering for each of the preceding 10 consecutive trading days, the Company will have a right, exercisable for 2 trading days after such 10-day period, to call all or any portion of the Bridge Warrants at a per share call price of $0.01 per share of Common Stock cancelled under the Bridge Warrant in connection with the exercise of the Company’s call right; provided, however, the holder of the Bridge Warrant will have the right to exercise the portion of the Bridge Warrant subject to the call during the period ending 30 days after such holder receives notice of the Company’s exercise of the call right.

The exercise price and number of shares of Common Stock issuable on exercise of the Bridge Warrants may be adjusted in certain circumstances, including in the event of a stock split, stock dividend or recapitalization, reorganization, merger or consolidation.