Form 10-Q
period 2010-09-30
CAMBRIDGE HOLDINGS LTD
filed 2010-11-15
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s $.025 par value common stock outstanding as of November 10, 2010 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Derived from audited financial statements)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,739	$8,596
Investment securities	7,319	14,073
Notes receivable	1,025,000	-
Loan origination fees, net	44,944	-
Prepaid and other assets	7,641	-

Total current and total assets	$1,086,643	$26,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,346	$585
Notes payable	1,076,421	-
Deferred income tax liability	4,500	2,500

Total current liabilities	1,090,267	3,085

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ EQUITY
Common Stock - $.025 par value, 15,000,000 Shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,390,752
Accumulated (deficit)	(1,482,123)	(1,455,111)

Total stockholders’ equity	(3,624)	23,388

	$1,086,643	$26,473

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2010	2009
REVENUES:
Net unrealized (loss) on marketable securities	$(6,754)	$(184,851)
Interest income	3,046	2

Total revenues	(3,708)	(184,849)

OPERATING EXPENSES:
Operating, general, and administrative	14,844	22,201

Operating loss	(18,552)	(207,050)

INTEREST EXPENSE	8,460	-

NET (LOSS) BEFORE INCOME TAX	(27,012)	(207,050)

Income Tax (Benefit)	-	(78,000)

NET (LOSS)	$(27,012)	$(129,050)

NET (LOSS) PER COMMON SHARE, basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended September 30,
	2010	2009
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(27,012)	$(129,050)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Amortization	5,287	583
Deferred income taxes	2,000	(74,000)
Unrealized losses on trading investment securities	6,754	184,851
Changes in:
Other assets	(3,837)	(4,000)
Accrued expenses and other	8,761	(123)

Cash flows (used) by operating activities	(8,047)	(21,739)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Investments in notes receivable	(1,025,000)	-

Cash flows (used) by operating activities	(1,025,000)	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,076,421	-
Fees paid for issuance of debt	(50,231)	-

Cash flows provided by financing activities	1,026,190	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,857)	(21,739)

CASH AND CASH EQUIVALENTS, beginning of period	8,596	60,109

CASH AND CASH EQUIVALENTS, end of period	$1,739	$38,370

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cambridge Holdings, Ltd.
Notes to Unaudited Condensed Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2010, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2010. The results of operations for the period ended September 30, 2010 are not necessarily an indication of operating results for the full year.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at September 30, 2010 and 2009) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Going Concern

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

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

Note 1 – Letter of Intent for Merger and Related Funding Transactions

During July 2010, the Company signed a letter of intent with Prescient for a reverse merger with privately held Prescient Medical, Inc., (“Prescient”).  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement as well as certain funding requirements to advance to and complete the merger.  There can be no assurance that a definitive agreement will be agreed to and executed between the parties or that the conditions required to close such a transaction will be achieved.

On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”).  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,075,937, prior to expenses which totaled $50,231.  The closing expenses are being amortized as additional interest expense over the life of the loans.  The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.

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

If the Related Offering and the Merger are consummated and the Company issues warrants as part of the Related Offering Units (the “Related Offering Warrants”), each Bridge Warrant will be exchanged for a Related Offering Warrant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing (i) 40% of the aggregate principal amount of the Convertible Notes purchased by the holder, by (ii) a per share price equal to 66.7% of the per Related Offering Unit offering price of the Related Offering Units sold in the Related Offering.  If the Company does not issue Related Offering Warrants in connection with the Related Offering, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the per share price of the shares of Common Stock sold in the Related Offering.  If the Company does not consummate the Related Offering and the Merger is terminated, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the average five-day closing price of the Common Stock at the time of the Merger termination.  In the future, the Company may need to record derivative liabilities or beneficial conversion features on the convertible notes once the Company conducts the Related Offering.

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

Note 2 – Investment Securities

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

At September 30, 2010, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $7,300 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $7,300. Also included were 3,004 common shares (“PBAL”) of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $45.

At June 30, 2010, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $14,100 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $14,000. Also included were 3,004 PBAL shares and 5,000 PBALW warrants of PepperBall at a cost of $9,200 and a fair market value of $100, with such warrants having expired in July 2010.

Note 3 – Stockholders’ Equity and Stock Options

Stockholders’ equity

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

2001 Stock Option Plan

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

The Company accounts for stock-based compensation under ASC 718 (formerly -SFAS No. 123 (revised 2004)), “Share-Based Payment” ("ASC 718"), using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

During 2008, options to purchase a total of 250,000 shares of the Company’s common stock under the Company's 2001 Stock Option Plan (the “Plan”) were issued to the Company’s directors. The options were vested upon their grant, and options to purchase 150,000 shares of common stock are exercisable at $0.42 and expire in ten years.  Options to purchase 100,000 shares of common stock are exercisable at $0.462 and expire in five years. These options to purchase 250,000 shares of common stock had a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.

A summary of stock option activity of options to employees, directors and advisors, for the three months ended September 30, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	250,000	$0.44	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2010	250,000	$0.44	6.0	$—

Exercisable at September 30, 2010	250,000	$0.44	6.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2010.

As of September 30, 2010, based upon options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax (Benefit)

At September 30, 2010, the Company had a deferred tax liability of $4,500, related primarily to the unrealized gain on investment securities available for sale.

Income tax (benefit) consisted of:

	Three Months Ended
	September 30,
	2010	2009
Current income tax (benefit):
Federal	$1,500	$(3,000)
State	500	(1,000)
	2,000	(4,000)

Deferred income tax (benefit)
Federal	(500)	(65,000)
State	(1,500)	(9,000)
	(2,000)	(74,000)

Total income tax (benefit)	$-	$(78,000)

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

Results of Operations

Three-month Period Ended September 30, 2010 compared to Three-month Period Ended
September 30, 2009

The Company's revenues for the three-month period ended September 30, 2010 was a negative $3,700 resulting primarily from unrealized losses from the decline in value of marketable securities.

The Company's revenues for the three-month period ended September 30, 2009 was a negative $184,900 resulting primarily from unrealized losses from the decline in value of marketable securities.

Operating, general and administrative expenses totaled $14,800 in the 2010 period and $22,200 in the 2009 period with the decrease related to reduction in compensation expenses. The company had interest expense of $8,500 in the 2010 period associated with the Bridge Loans that closed during the quarter.

During the three-month period ended September 30, 2010 no income tax benefit was recorded as compared to an income tax benefit of $78,000 during the three-month period ended September 30, 2009. The income tax amounts relate primarily to the difference in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents of $1,700 and a working capital deficit of $3,600.

The Company has signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger.  In advance of an anticipated merger between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this total, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts.

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

For the three-month period ended September 30, 2010 operating activities used cash of $8,000. The loss of $27,000 was reduced by non-cash expenses totaling $7,300 for amortization and deferred income taxes and $6,800 in unrealized losses on trading investment securities. An increase of $8,800 in accounts payable and accrued expenses provided cash.

For the three-month period ended September 30, 2009 operating activities used cash of $21,800. The loss from operations totaled $129,100 less unrealized losses on trading investment securities of $184,900 which was offset by a decrease in deferred tax expense of $74,000.

For the three-month period ended September 30, 2010 investing activities used cash of $1,025,000 related to the investments in notes receivable to Prescient.

For the three-month period ended September 30, 2010 financing activities provided cash of $1,026,000 related to the net proceeds from the bridge loans.

There was no cash used by investing or financing during the three-month periods ended September 30, 2009.

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

We have also identified conditions as of September 30, 2010 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the three months ended September 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.  See Form 10-K for the year ended June 30, 2010 for the Company’s Risk Factors.

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

CAMBRIDGE HOLDINGS, LTD.

November 12, 2010	By:	/s/ Gregory Pusey
Gregory Pusey
Chief Executive Officer, President, Treasurer and Director

November 12, 2010	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director