Form 10-Q
period 2010-12-31
CAMBRIDGE HOLDINGS LTD
filed 2011-02-11
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s $.025 par value common stock outstanding as of February 11, 2011 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

		June 30,
		2010
	December 31, 2010 (Unaudited)	(Derived from audited financial statements)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,641	$8,596
Investment securities	8,657	14,073
Notes receivable and accrued interest	1,043,763	-
Loan origination fees, net	31,569	-
Prepaid and other assets	3,095	3,804

Total current and total assets	$1,110,725	$26,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$692	$585
Notes payable and accrued interest	1,095,615	-
Other unsecured liability	8,000	-
Deferred income tax liability	3,000	2,500

Total current liabilities	1,107,307	3,085

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ EQUITY
Common Stock - $.025 par value, 15,000,000 Shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,390,752
Accumulated (deficit)	(1,475,081)	(1,455,111)

Total stockholders’ equity	3,418	23,388

	$1,110,725	$26,473

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended			Six months ended
	December 31			December 31,
	2010		2009	2010	2009
Revenues:
Net unrealized gains (losses) on investment securities		$1,338	$138,543	$(5,415)	$(46,308)
Net realized gains (losses) on investment securities		-	(243,478)	-	(243,478)
Interest and dividend income		15,717	-	18,762	2

Total revenues		17,055	(104,935)	13,347	(289,784)

Expenses:
Operating, general and administrative		3,485	96,256	18,329	118,457

Operating income (loss)		13,570	(201,191)	(4,982)	(408,241)

Interest expense		29,880	-	38,340	-

Income (loss) before income taxes		(16,310)	(201,191)	(43,322)	(408,241)

Income tax (benefit) expense (Note 4)		(23,352)	(160,716)	(23,352)	(238,716)

Net income (loss)		$7,042	$(40,475)	$(19,970)	$(169,525)

Basic and diluted income (loss) per common share:	$	Nil	$(.01)	$(.01)	$(.05)

Weighted average number of common shares outstanding		3,509,877	3,509,877	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended December 31,
	2010	2009
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(19,970)	$(169,525)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	18,662	1,152
Noncash charges	-	56,616
Deferred income taxes	500	(213,500)
Unrealized losses on trading investment securities	5,415	46,308
Realized losses on trading investment securities	-	243,478
Realized losses on fixed asset disposal	-	3,098
Changes in:
Accrued interest receivable	(18,763)	-
Other assets	709	17,121
Accounts payable and accrued expenses	108	866
Accrued interest payable	19,195	-

Cash flows provided (used) by operating activities	5,856	(14,386)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Investments in notes receivable	(1,025,000)	-

Cash flows (used) by operating activities	(1,025,000)	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,076,420	-
Proceeds from unsecured liability	8,000	-
Fees paid for issuance of debt	(50,231)	-

Cash flows provided by financing activities	1,034,189	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,045	(14,386)

CASH AND CASH EQUIVALENTS, beginning of period	8,596	60,109

CASH AND CASH EQUIVALENTS, end of period	$23,641	$45,723

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Noncash financing – dividend distribution	$-	$(412,480)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cambridge Holdings, Ltd.
Notes to Unaudited Condensed Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2010, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2010. The results of operations for the period ended December 31, 2010 are not necessarily an indication of operating results for the full year.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at December 31, 2010 and 2009) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”).  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,076,420, prior to expenses which totaled $50,231.  At December 31, 2010 accrued interest payable on the Convertible Notes totaled $19,195.  The closing expenses are being amortized as additional interest expense over the life of the loans.  The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.

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

On September 15, 2010 (the “Initial Closing Date”), (i) the Company made a loan (the “PMI Loan”) totaling $1,025,000 to Prescient Medical, Inc. (“PMI”) in consideration for PMI’s issuance to the Company of a 6% Senior Secured Promissory Note (“PMI Note”) in an original principal amount equal to the amount of such PMI Loan, and (ii) PMI and the Company entered into a Security Agreement pursuant to which PMI granted the Company a continuing security interest in all of PMI’s assets and any and all proceeds and products there from for the purpose of securing the payment and performance of PMI’s obligations under the PMI Note and any other agreements, instruments and documents executed in connection therewith, including any Subsequent PMI Notes (as defined below).  At December 31, 2010 accrued interest receivable on the PMI Note totaled $18,763.

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

During the three months ended December 31, 2010, Prescient advanced $8,000 to the Company for working capital.   The advance is unsecured and contains no repayment conditions or interest.

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

At December 31, 2010, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $8,700 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $8,600. Also included were 3,004 common shares (“PBAL”) of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $50.

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

A summary of stock option activity of options to employees, directors and advisors, for the six months ended December 31, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	250,000	$0.44	5.7	$—

Exercisable at December 31, 2010	250,000	$0.44	5.7	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2010.

As of December 31, 2010, based upon options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax (Benefit)

At December 31, 2010, the Company had deferred taxes of $3,000, related primarily to the unrealized loss on investment securities available for sale.

Income tax (benefit) consisted of:

	Six Months Ended
	December 31,
	2010	2009
Current income tax (benefit):
Federal	$(23,852)	$(25,216)
State	-	-

Deferred income tax (benefit):
Federal	500	(187,000)
State	-	(26,500)

Total income tax (benefit)	$(23,352)	$(238,716)

During the six month period ended December 31, 2010 the Company received a federal tax refund of $23,352 arising from the carry back of federal net operating losses to recover income taxes previously paid.

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

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

Three-month Period Ended December 31, 2010 Compared to Three-month Period Ended December 31, 2009

The Company's revenue for the three-month period ended December 31, 2010 was $17,100 resulting from $1,300 of unrealized gains in the value of marketable securities and interest income of $15,700 arising from the loan to Prescient.

The Company's revenue for the three-month period ended December 31, 2009 was a negative $104,900 resulting from a  $138,500 reduction in the unrealized losses in value of marketable securities net of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

Operating, general and administrative expenses totaled $3,500 for the three-month period ended December 31, 2010 and $96,300 for the three-month period ended December 31, 2009.  The decrease is related primarily to no compensation being paid in 2010 and fees in 2009 associated with the dividend distribution.

The Company had interest expense of $29,900 in the 2010 period associated with the Bridge Loans that closed during the period.

Six-month Period Ended December 31, 2010 Compared to Six-month Period Ended December 31, 2009

The Company's revenue for the six-month period ended December 31, 2010 was $13,300 resulting from $18,800 in interest income arising from the loan to Prescient, net of $5,400 in unrealized losses from the decline in value of marketable securities.

The Company's revenue for the six-month period ended December 31, 2009 was a negative $289,800 resulting from $46,300 in unrealized losses from the decline in value of marketable securities net of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

Operating, general and administrative expenses totaled $18,300 for the six-month period ended December 31, 2010 and $118,500 for the six-month period ended December 31, 2009.  The decrease is related primarily to no compensation being paid in 2010 and fees in 2009 associated with the dividend distribution.

The company had interest expense of $38,300 in the 2010 period associated with the Bridge Loans that closed during the period.

During the six-month period ended December 31, 2010 an income tax benefit of $23,400 was recorded as compared to an income tax benefit of $238,700 during the six-month period ended December 31, 2009. The income tax benefit in 2010 arises from tax refunds received from the carry back of operating losses to recover federal taxes previously paid and changes in the differences in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $23,600 and a working capital of $3,400.

The Company has signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger.  In advance of an anticipated merger between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,076,420 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this total, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts.  The note receivable from Prescient and the notes payable to investors, in each case including accrued interest, mature on June 30, 2011.

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

For the six-month period ended December 31, 2010 operating activities provided cash of $5,900. The loss of $20,000 was reduced by non-cash expenses totaling $18,700 for amortization expenses on the deferred loan costs and $5,400 in unrealized losses on trading investment securities. Accrued interest receivable and payable on the Prescient related notes netted to approximately $400.

For the six-month period ended December 31, 2009 operating activities used cash of $14,400. Unrealized and realized losses on trading investment securities totaled $289,800. Deferred income taxes resulted in a benefit of $213,500.

For the six-month period ended December 31, 2010 investing activities used cash of $1,025,000 related to the investments in notes receivable to Prescient.

For the six-month period ended December 31, 2010 financing activities provided cash of $1,034,000 related to the net proceeds from the bridge loans and $8,000 in unsecured advances received from Prescient.

There was no cash used by investing or financing during the six-month periods ended December 31, 2009.

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

We have also identified conditions as of December 31, 2010 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the six months ended December 31, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

CAMBRIDGE HOLDINGS, LTD.

February 11, 2011	By:	/s/ Gregory S. Pusey
Gregory S. Pusey
Chief Executive Officer, President, Treasurer and Director

February 11, 2011	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director