Form 10-Q/A
period 2010-12-31
CAMBRIDGE HOLDINGS LTD
filed 2011-03-15
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2010, is to revise our disclosure in Part I. - Item 4. - Controls and Procedures.

No other changes have been made to the Form 10-Q other than the one described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filings date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared.   The evaluation of our disclosure controls and procedures and the conclusion as to their adequacy and effectiveness, included consideration of the deficiencies noted below.

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

CAMBRIDGE HOLDINGS, LTD.

March 15, 2011	By:	/s/ Gregory S. Pusey
Gregory S. Pusey
Chief Executive Officer, President, Treasurer and Director

March 15, 2011	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director