Form 10-Q
period 2011-03-31
CAMBRIDGE HOLDINGS LTD
filed 2011-05-12
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s $.025 par value common stock outstanding as of May 9, 2011 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010 (Derived from audited financial statements)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,367	$8,596
Investment securities	12,164	14,073
Notes receivable and accrued interest	1,059,138	-
Loan origination fees, net	18,194	-
Prepaid and other assets	3,095	3,804

Total current and total assets	$1,109,958	$26,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$297	$585
Notes payable and accrued interest	1,111,763	-
Other unsecured liability	8,000	-
Deferred income tax liability	3,000	2,500

Total current liabilities	1,123,060	3,085

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock - $.025 par value, 15,000,000 Shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,390,752	1,390,752
Accumulated (deficit)	(1,491,601)	(1,455,111)

Total stockholders’ equity (deficit)	(13,102)	23,388

	$1,109,958	$26,473

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended				Nine months ended
	March 31				March 31,
	2011		2010		2011	2010
Revenues:
Net unrealized gains (losses) on investment securities		$3,506		$7,597	$(1,909)	$(38,711)
Net realized (losses) on investment securities		-		-	-	(243,478)
Interest and dividend income		15,376		-	34,138	2

Total revenues		18,882		7,597	32,229	(282,187)

Expenses:
Operating, general and administrative		5,879		22,836	24,208	141,293

Operating income (loss)		13,003		(15,239)	8,021	(423,480)

Interest expense		29,523		-	67,863	-

Income (loss) before income taxes		(16,520)		(15,239)	(59,842)	(423,480)

Income tax (benefit) expense (Note 4)		-		(1,500)	(23,352)	(240,216)

Net income (loss)		$(16,520)		$(13,739)	$(36,490)	$(183,264)

Basic and diluted income (loss) per common share:	$	Nil	$	Nil	$(.01)	$(.05)

Weighted average number of common shares outstanding		3,509,877		3,509,877	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31,
	2011	2010
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(36,490)	$(183,264)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	32,038	1,152
Noncash charges	-	56,616
Deferred income taxes	500	(210,500)
Unrealized losses on trading investment securities	1,909	38,711
Realized losses on trading investment securities	-	243,478
Realized losses on fixed asset disposal	-	3,098
Changes in:
Accrued interest receivable	(34,138)	-
Prepaid and other assets	709	12,621
Accounts payable and accrued expenses	(288)	909
Accrued interest payable	35,342	-

Cash flows provided (used) by operating activities	(418)	(37,179)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Investments in notes receivable	(1,025,000)	-

Cash flows (used) by operating activities	(1,025,000)	-

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,076,420	-
Proceeds from unsecured liability	8,000	-
Fees paid for issuance of debt	(50,231)	-

Cash flows provided by financing activities	1,034,189	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,771	(37,179)

CASH AND CASH EQUIVALENTS, beginning of period	8,596	60,109

CASH AND CASH EQUIVALENTS, end of period	$17,367	$22,930

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Noncash financing – dividend distribution	$-	$(412,480)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cambridge Holdings, Ltd.
Notes to Unaudited Condensed Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2010. The results of operations for the period ended March 31, 2011 are not necessarily an indication of operating results for the full year.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options are not considered in the calculation, as the impact of the potential common shares (totaling 250,000 shares at March 31, 2011 and 2010) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently Issued and Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the 2010 agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2011, including the following:

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

On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”).  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,076,420, prior to expenses which totaled $50,231.  At March 31, 2011 accrued interest payable on the Convertible Notes totaled $35,342.  The closing expenses are being amortized as additional interest expense over the life of the loans.  The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.

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

On September 15, 2010 (the “Initial Closing Date”), (i) the Company made a loan (the “PMI Loan”) totaling $1,025,000 to Prescient Medical, Inc. (“PMI”) in consideration for PMI’s issuance to the Company of a 6% Senior Secured Promissory Note (“PMI Note”) in an original principal amount equal to the amount of such PMI Loan, and (ii) PMI and the Company entered into a Security Agreement pursuant to which PMI granted the Company a continuing security interest in all of PMI’s assets and any and all proceeds and products there from for the purpose of securing the payment and performance of PMI’s obligations under the PMI Note and any other agreements, instruments and documents executed in connection therewith, including any Subsequent PMI Notes (as defined below).  At March 31, 2011 accrued interest receivable on the PMI Note totaled $34,138.

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

During the period ended March 31, 2011, Prescient advanced $8,000 to the Company for working capital.   The advance is unsecured and contains no repayment conditions or interest.

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

At March 31, 2011, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $12,200 and a cost of approximately $20,700. Included were 14,263 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $12,100. Also included were 3,004 common shares (“PBAL”) of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $41.

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

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended March 31, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	250,000	$0.44	5.4	$—

Exercisable at March 31, 2011	250,000	$0.44	5.4	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2011.

As of March 31, 2011, based upon options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 4 - Income Tax Expense (Benefit)

At March 31, 2011, the Company had deferred taxes of $3,000, related primarily to the unrealized loss on investment securities available for sale.

Income tax expense (benefit) consisted of:

	Nine Months Ended
	March 31,
	2011	2010
Current income tax (benefit):
Federal	$(23,852)	$(25,116)
State	-	(4,600)
	(23,852)	(29,716)
Deferred income tax (benefit):
Federal	500	(184,500)
State	-	(26,000)
	500	(210,500)
Total income tax (benefit)	$(23,352)	$(240,216)

During the period ended March 31, 2011 the Company received a federal tax refund of $23,352 arising from the carry back of federal net operating losses to recover income taxes previously paid.

The income tax benefit for the periods ended March 31, 2011 and 2010 was different from the federal statutory rate as a result of the benefit arising from the prior years’ income taxes recovered as a result of the carry back of net operating losses to such prior years combined in the period ended March 31, 2010, with the change in the investment securities distributed.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

Results of Operations

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the 2010 agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2011, including the following:

1.	Pursuing the completion of the Prescient merger and relating funding activities;

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

Three-month Period Ended March 31, 2011 Compared to Three-month Period Ended March 31, 2010

The Company's revenue for the three-month period ended March 31, 2011 was $18,900 resulting from $3,500 of unrealized gains in the value of marketable securities and interest income of $15,400 arising from the loan to Prescient.

The Company's revenue for the three-month period ended March 31, 2010 was $7,600 resulting from unrealized gains in value of marketable securities.

Operating, general and administrative expenses totaled $5,900 for the three-month period ended March 31, 2011 and $22,800 for the three-month period ended March 31, 2010.  The decrease is related primarily to no compensation or rent being paid in 2011.

The Company had interest expense of $29,500 in the 2011 period associated with the Bridge Loans that closed during the period.

Nine-month Period Ended March 31, 2011 Compared to Nine-month Period Ended March 31, 2010

The Company's revenue for the nine-month period ended March 31, 2011 was $32,200 resulting from $34,100 in interest income arising from the loan to Prescient, net of $1,900 in unrealized losses from the decline in value of marketable securities.

The Company's revenue for the nine-month period ended March 31, 2010 was a negative $282,200 resulting from $38,700 in unrealized losses from the decline in value of marketable securities and of a $243,500 realized loss on the marketable securities from the distribution of the marketable securities.

Operating, general and administrative expenses totaled $24,200 for the nine-month period ended March 31, 2011 and $141,300 for the nine-month period ended March 31, 2010.  The decrease is related primarily to no compensation, bonuses paid to board members or rent being paid in 2011.

The company had interest expense of $67,900 in the 2011 period associated with the Bridge Loans that closed during the period.

During the nine-month period ended March 31, 2011 an income tax benefit of $23,400 was recorded arising from the carry-back of operating losses to recover federal income taxes previously paid  as compared to an income tax benefit of $240,200 during the nine-month period ended March 31, 2010. The income tax benefit in 2010 arises from tax refunds received from the carry back of operating losses to recover federal taxes previously paid combined with changes in the differences in investment securities amounts recorded for financial reporting and income tax purposes.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of $17,400 and a working capital deficit of $13,100.

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

For the nine-month period ended March 31, 2011 operating activities used cash of $400. The loss of $36,500 was reduced by non-cash expenses totaling $32,000 for amortization expenses on the deferred loan costs and $1,900 in unrealized losses on trading investment securities. The net change in accrued interest receivable and payable on the Prescient related notes netted to approximately $1,200.

For the nine-month period ended March 31, 2010 operating activities used cash of $37,200. The loss of $183,300 was substantially due to $282,200 in unrealized and realized losses on trading investment securities.   A reduction in deferred income taxes resulted in a benefit of $210,500.

For the nine-month period ended March 31, 2011 investing activities used cash of $1,025,000 related to the investments in notes receivable to Prescient.

For the nine-month period ended March 31, 2011 financing activities provided cash of $1,034,000 related to the net proceeds from the bridge loans and $8,000 in unsecured advances received from Prescient.

There was no cash used by investing or financing during the nine-month periods ended March 31, 2010.

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

We have also identified conditions as of March 31, 2011 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the nine months ended March 31, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

CAMBRIDGE HOLDINGS, LTD.

May 11, 2011	By:	/s/ Gregory S. Pusey
Gregory S. Pusey
Chief Executive Officer, President, Treasurer and Director

May 11, 2011	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director