Form 10-K
period 2011-06-30
CAMBRIDGE HOLDINGS LTD
filed 2011-08-25
CIK 712757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common stock, $.025 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:      Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the closing price on that date was $98,200.

The number of shares outstanding of the registrant’s common stock at August 20, 2011 was 3,509,877.

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

The Company in July 2010 signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger.  Under the terms of the letter of intent between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this net amount, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  Subsequent to the initial September 2010 closing, an additional $175,000 in bridge loans was issued by Cambridge to a consultant who performed consulting services for Prescient.   As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes.   These subsequently issued secured promissory notes included the $175,000 in consulting services and $50,715 in reimbursement by Prescient to Cambridge for the original closing costs.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts.  The note receivable from Prescient and the notes payable to investors, in each case including accrued interest, matured on June 30, 2011.  As of June 30, 2011, a reserve of approximately $1.3 million has been recorded against the carrying value of the secured notes due from Prescient, based upon an analysis of Prescient’s financial condition.

Commencing in December 2001, the Company made a series of investments in AspenBio Pharma, Inc. ("AspenBio").  At June 30, 2011 the Company owned 2,853 common shares of AspenBio. Effective July 29, 2011, AspenBio completed a 5-for-1 reverse stock split.   All references herein to AspenBio common shares have been revised to reflect the effect of this reverse split. Greg Pusey, president of the Company, serves on AspenBio’s board of directors and as a vice president and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio’s chief financial officer.

Commencing in March 2002, the Company made a series of investments in PepperBall Technologies, Inc. ("PepperBall").  PepperBall, a public company, develops and markets non-lethal and personal protection devices. As of June 30, 2011 the Company owns 3,003 common shares of PepperBall’s common stock.   Greg Pusey, president of the Company, served until April 2011 on PepperBall’s board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, served until December 2010 on a limited part-time basis as PepperBall’s chief financial officer.

In September 2002, the Company completed a pro rata distribution to its shareholders of 99,259 shares of the AspenBio common stock, which was recorded by the Company as a dividend at the shares’ then estimated fair value of $150,000.  In March 2005, the Company’s board of directors approved a distribution of 106,455 shares of the then remaining total AspenBio common stock owned by the Company at that time.  This distribution was made on a pro rata basis to all shareholders of record as of the close of business on March 24, 2005 and was recorded as a dividend at the shares’ estimated value for financial reporting purposes of approximately $475,000.  The Company’s board of directors made the decision to distribute this investment based upon the following considerations: 1) to begin the process of reducing the Company’s level of investment assets and 2) the board of directors did not believe that the market value of the shares of the Company reflected to value of the underlying investments and therefore to increase the value to its shareholders.

In December 2005, a cash dividend of $0.1825 per common share (approximate total of $651,500) was paid to shareholders of record as of November 22, 2005.  Included in that dividend distribution were approximately 462,500 shares of common stock of PepperBall and approximately 420,500 shares of common stock of Bactolac Pharmaceutical, Inc., with a combined cost basis of approximately $755,500.

In December 2009, the Company completed a pro rata distribution to its shareholders of 49,105 shares of AspenBio common stock, which for financial reporting purposes was recorded by the Company as a dividend at the shares’ then estimated fair value of $412,480.  This distribution represented the liquidation of substantially all of the then remaining assets of the Company.

Management of the Company is currently evaluating the most prudent methods and timing of managing / disposing of the remaining non-Prescient related minimal investments held by the Company. The evaluation includes consideration of the possible reverse merger with Prescient Medical, Inc. and perceived current and future value of each holding and the most effective disposal method.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the recent agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2012, including the following:

1.	Pursuing the completion of the Prescient merger and relating funding activities;

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

COMPETITION. As a result of the Company’s plan to liquidate, the Company’s position as a competitor in the real estate industry is no longer applicable.

EMPLOYEES. The Company has no fulltime employees.  Mr. Pusey and Mr. McGonegal serve the Company on a limited part-time basis, currently for no cash compensation.

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

Although the board of directors of the Company has determined that a merger with Prescient is in the best interest of the Company and its stockholders and has signed a letter of intent to proceed with the reverse merger, there can be no assurance that the merger will be completed as there are substantial terms and conditions that must be completed, including the finalization and execution of a definitive agreement and the approval by both companies’ shareholders. The non-binding letter of intent that has been signed also includes conditions regarding the closings of certain future funding. The terms of the Prescient common and preferred stock require a majority vote of Prescient's outstanding shares entitled to vote to approve the merger.  The Company and Prescient can make no assurance that the required consents will be obtained by Prescient.

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

We have liquidated or distributed substantially all of the Company's cash and investment assets and as such have limited operations. We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the fiscal year ending June 30, 2012. Depending upon our capital requirements and the ability to advance and complete the merger with Prescient, we will require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We depend upon the services of our key executives.

We depend upon the services of our key executives, including Gregory Pusey, a director and our president, and Jeff McGonegal, our chief financial officer.  We are aware that Mr. Pusey serves as a director and vice president, and Mr. McGonegal serves as chief financial officer, of AspenBio Pharma, Inc., a publicly held emerging bio-pharmaceutical company. We are aware that Mr. Pusey previously served as a director, and previously served as chairman, and Mr. McGonegal previously served as chief financial officer, on a limited part-time basis, of PepperBall, a publicly held provider of non-lethal projectiles, launchers and security related products.  A loss of their services for a prolonged period could potentially have an adverse affect on the conduct of our business.

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

We have historically generated capital from operating and investment activities and periodically raised capital to fund our operating losses. We expect to continue to incur operating losses into the fiscal year ending June 30, 2012. Depending upon our ability to advance with the Prescient reverse merger and our capital requirements, we believe we will require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

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

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the OTC Bulletin Board under the symbol "CDGD.OB". Trading in the Company's common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended June 30, 2011 and 2010 are as follows:

Quarter Ended	High Bid	Low Bid
June 30, 2011	$.11	$.11
March 31, 2011	$.12	$.08
December 31, 2010	$.26	$.12
September 30, 2010	$2.00	$.03
June 30, 2010	$.065	$.02
March 31, 2010	$.065	$.06
December 31, 2009	$.10	$.05
September 30, 2009	$.42	$.09

At August 17, 2011, the number of record holders of the Company's common stock was approximately 930.

The closing price of our common stock on August 17, 2011 was $0.13 per share. During the fiscal year ended June 20, 2010 we paid a dividend to the Company’s common shareholders of record on November 30, 2009.  The dividend consisted of an aggregate of 49,105 shares of AspenBio, which the Company had held as an investment.  The dividend was made to the Company's shareholders at the rate of .014 shares of AspenBio common stock for each share of the Company's common stock a shareholder owned. We currently do not anticipate any cash dividends will be paid to shareholders.

Item 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2011, the Company had cash and cash equivalents of $13,900 and a working capital deficit of $(1,283,700).

The Company has signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger.  Under the terms of the letter of intent between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this total, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  Subsequent to the initial September 2010 closing, an additional $175,000 in bridge loans was issued by Cambridge to a consultant who performed consulting services for Prescient.   As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes.   These subsequently issued secured promissory notes included the $175,000 in consulting services and $50,715 in reimbursement by Prescient to Cambridge for the original closing costs.  There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts. As of June 30, 2011, a reserve of approximately $1.3 million has been recorded against the carrying value of the secured notes due from Prescient, based upon an analysis of Prescient’s financial condition.

For the year ended June 30, 2011, operating activities consumed cash of $3,400 as compared to cash consumed of $51,500 for the year ended June 30, 2010. Net losses totaled $1,427,100 for the year ended June 30, 2011 including noncash expenses for a $1,298,400 reserve on notes and interest receivable and $120,100 in amortization of interest expense. Accrued interest receivable of $55,600 and accrued interest payable of $55,200 in the year ended June 30, 2011, were associated with the Prescient offering.  Net losses totaled $212,800 for the year ended June 30, 2010, including noncash realized gains of $243,500 from the disposal of investment securities and unrealized gains from trading securities totaling $57,200.

The Company consumed cash in investing activities of $1,025,000 during the year ended June 30, 2011 for amounts advanced to Prescient under secured promissory notes. There were no investing activities during the year ended June 30, 2010.

The Company generated cash of $1,033,700 from financing activities during the year ended June 30, 2011 from the sale of $1,025,700 in convertible notes payable and $8,000 from an unsecured cash advance from Prescient.  There were no financing activities during the year ended June 30, 2010.

RESULTS OF OPERATIONS.

Our Independent Registered Public Accounting Firms’ reports on our financial statements as of June 30, 2011 and 2010, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a going concern.

COMPARISON OF THE YEAR ENDED JUNE 30, 2011 TO YEAR ENDED JUNE 30, 2010

The Company had total revenues (losses) of $(4,800) in 2011 and $(300,700) in 2010. The losses (negative revenues) in 2010 arose from a realized loss of $243,500 and an unrealized loss of $57,200, respectively, on investment securities.  Losses in 2011 arose from unrealized losses on investment securities of $4,800.

Operating, general and administrative expenses for the years ended June 30, 2011 and 2010 totaled approximately $27,600 and $152,300, respectively.  The approximate $124,700 reduction in 2011 related primarily to no compensation or bonuses were paid during the year ended June 30 2011.

Other expenses in 2011 totaled $1,418,000 as compared to none in 2010.   The 2011 expenses related to Prescient transactions with the interest expense of $175,300 recorded on the convertible notes payable and warrants, and a valuation reserve of $1,242,700 recorded in the fourth quarter of 2011 against the Prescient secured notes receivable.

The Company had losses before taxes of $1,450,400 for the year ended June 30, 2011 as compared with losses of $453,000 for the year ended June 30, 2010. The increase in the loss arose primarily from the reserves recorded against the Prescient secured notes receivable and the interest expenses recorded on the convertible notes payable.

The income tax benefit of $23,300 for the year ended June 30, 2011 arose from refunds from a carry back of net operating losses to recover income taxes previously paid and $240,200 in the year ended June 30, 2010 resulted primarily due to the deferred tax effects associated with the unrealized decrease in market value of investments. No income tax benefit was recorded on the net operating loss carry-forward as of June 30, 2011, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At June 30, 2011, the Company had a net operating loss carry-forward for income tax purposes of approximately $32,000, and other loss carry-forwards of approximately $1,254,000, expiring in various years through 2030.

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

Investments

Prior to selling the Company’s assets in accordance with its plan of liquidation, the Company invested its excess working capital in investments that the Company believed had the ability to grow in value at rates in excess of traditional money market type investments. While such investments are generally more risky than money market or mutual fund investments, the Company has experienced what it believes to be acceptable higher net returns for the additional risk. At June 30, 2011, $9,300 of the Company's assets consisted of such investments.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the tax law or tax rates change in the future it could impact the available amount of loss carry-forwards and/or the recorded deferred tax amounts.

Revenue Recognition

Our revenues consisting of gains and losses on investment securities fluctuate based on market value.  These unrealized gains and losses on sales of investment securities accounted for a material portion of total revenues during the years ended June 30, 2011 and 2010. The SEC's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (“SAB No. 104”) provides guidance on the application of generally accepted accounting principles ("GAAP") to select revenue recognition issues.  We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

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

Management conducted an assessment of the effectiveness of the Company’s internal control system as of June 30, 2011. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of June 30, 2011.

A material weakness is a deficiency, or a combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2011.

Ineffective Control Environment

The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not adequately design in an effective manner the procedures necessary and accounting software sufficient to support the requirements of the financial reporting and closing process.

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

We have also identified conditions as of June 30, 2011 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. We have been able to mitigate this deficiency by other management personnel reviewing bank accounts and transactions, financial reports and other information, but believe that the only effective long-term solution to our accounting needs is to hire additional personnel. Due to our very limited resources, we are uncertain as to when or if we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the secondary reviews of information that are employed.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the year ended June 30, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date First Elected Director	Name	Principal Occupation and Employment

1982	Greg Pusey
President, treasurer and director. Mr. Pusey is a director of Bactolac Pharmaceutical, Inc., a privately-held manufacturer of nutraceuticals. Mr. Pusey is also a director and a vice president of AspenBio Pharma, Inc., a publicly held emerging bio-pharmaceutical company, and until April 2011, served on the board of directors of PepperBall Technologies, Inc. Mr. Pusey graduated from Boston College in 1974 with a BS in finance.

1993	Scott Menefee
Director. Mr. Menefee is president of Delphi Real Estate Advisors, L.L.C., a real estate consulting firm.  Mr. Menefee has been involved in the development of over 3.5 million square feet of commercial real estate, including office buildings, high-rise residential condominiums, land development shopping centers and industrial properties while previously working as vice president of real estate development with Opus Northwest, L.L.C. and numerous lease transactions prior to his tenure with Opus. Mr. Menefee graduated from Southern Methodist University with an MBA in 1989 and the University of Denver with a BSBA in 1988.

2000	Jeffrey McGonegal
Senior vice president-finance, secretary and director. Mr. McGonegal has also served as the chief financial officer of AspenBio Pharma, Inc., since 2003.  Mr. McGonegal also served until December 2010 on limited part-time basis as chief financial officer for PepperBall Technologies, Inc., a position he had held since 2003 and he served as PepperBall's chief executive officer from October 2007 until September 2008.  Since 2005 Mr. McGonegal also has served on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. In September 2008 he was appointed to serve on the board of Smart Move, Inc., a publicly held company in the transportation industry until his resignation in January 2009.   He received a BA degree in accounting from Florida State University. Mr. McGonegal is a certified public accountant licensed in the state of Colorado.

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

Based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company’s year ended June 30, 2011, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.

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

COMPENSATION.

The compensation of our named executive officers consists primarily of cash compensation which may be in the form of bonuses and long term incentive awards generally in the form of stock options granted under the Company’s stock option plan. The following table sets forth the compensation paid by the Company during the fiscal year ended June 30, 2011 and in the two prior fiscal years of the Company to the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Gregory S. Pusey	2011	$—	$—	$—	$—	$—
Chairman, President and	2010	$50,000	$—	$—	$6,000	$56,000
Director (1)	2009	$46,000	$—	$35,500	$20,000	$101,500

Jeffrey G. McGonegal,	2011	$—	$—	$—	$—	$—
Chief Financial	2010	$—	$33,600	$—	$—	$33,600
Officer and Director (2)	2009	$—	$—	$40,400	$—	$40,400

 (1) Mr. Pusey, who serves on a part-time basis, historically has been compensated for his services in cash and through the issuance of periodic stock options under the Company’s stock option plan.  Mr. Pusey does not have an employment agreement with the Company.  During the quarter ended June 30, 2010, Mr. Pusey’s cash compensation was terminated due to the Company’s limited financial resources and Mr. Pusey has waived his right to such payments.  Other annual compensation includes $500 per month ($6,000 per year) paid to an entity affiliated with Mr. Pusey for shared office space and facility services in 2010 and 2009 and in 2009 included $20,000 in cash payments taken as contract income in lieu of salary. These payments have been terminated.  On September 5, 2008 (FYE 2009), Mr. Pusey was granted options to acquire 100,000 shares of common stock exercisable at $0.462 each, vested upon issuance and expiring in five years.  The options had a value based upon the Black-Scholes formula under assumptions as included with the accompanying financial statements of $35,500.   The Company considers option awards as compensation received in his capacity as a director and all other compensation was received in his capacity as an officer.

(2) Mr. McGonegal, who serves on a part-time basis, historically has been compensated for his services in cash and through the issuance of periodic stock options under the Company’s stock option plan. During the year ended June 30, 2010, a bonus payment was made to Mr. McGonegal for his services with the payment consisting of the issuance of 4,000 shares of the common stock of AspenBio, which the Company held as an investment.  These shares were valued at $33,600.  Mr. McGonegal does not have an employment agreement with the Company.  On September 5, 2008 (FYE 2009), Mr. McGonegal was granted options to acquire 100,000 shares of common stock exercisable at $0.42 each, vested upon issuance and expiring in ten years.  The options had a value based upon the Black-Scholes formula under assumptions as included with the accompanying financial statements of $40,400.  The Company considers option awards as compensation received in his capacity as a director and all other compensation was received in his capacity as an officer.

Other than the periodic grant of stock options and bonus payments as described above, the Company does not have any plan based awards. The Company does not have any post employment benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At June 30, 2011, each of our named executive officers had options, issued under our 2001 Stock Incentive Plan (the "2001 Plan") to purchase 100,000 shares of our common stock.  Mr. Pusey’s options are exercisable at a price of $0.462 each and are 100% vested and expire September 5, 2013. Mr. McGonegal’s options are exercisable at a price of $0.42 each and are 100% vested and expire September 5, 2018.

DIRECTOR COMPENSATION

Independent directors do not receive cash compensation for service on our board. Directors typically receive a stock option grant upon joining the board and periodically additional stock option grants, for service on the board.  During the year ended June 30, 2011 no options were granted to our directors.   The directors are reimbursed for any expenses incurred by them in attending board meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth as of August 17, 2011 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers, and (iii) all of our executive officers and directors as a group.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of August 17, 2011, we had 3,509,877 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 106 S. University Blvd., #14, Denver, CO 80209.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors
Gregory Pusey (1)	1,422,418	39.4%
Jeffrey G. McGonegal (2)	591,075	16.4%
Scott Menefee (3)	152,430	4.3%
All executive officers and directors as a group (three persons) (4)	2,165,923	60.1%

5% Shareholders
The Peierls Foundation, Inc. (5) c/o John Kennedy US Trust Company 114 West 47th Street New York, NY 10036	701,048	20.0%

(1)	Includes 100,000 shares of common stock issuable at $0.462 per share upon the exercise of stock options that expire in September 2013. Also includes 36,000 shares of common stock owned by Mr. Pusey’s IRA. Includes 7,600 shares of common stock owned by his wife and 39,709 held in his wife’s IRA. Mr. Pusey disclaims beneficial ownership of the shares held by his wife except to the extent of his pecuniary interest therein.
(2)	Includes 100,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.
(3)	Includes 50,000 shares of common stock issuable at $0.42 per share upon the exercise of stock options that expire in September 2018.
(4)	Includes footnotes 1 to 3.
(5)	Includes 14,400 shares of common stock beneficially owned by E. Jeffrey Peierls and 219,011 shares of common stock beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls’ brother.

CHANGES IN CONTROL

There are no arrangements known to the Company which may result in a change in control of the Company.

Equity Compensation Plan Information

The Company currently has one equity compensation plan. The Company currently provides stock-based compensation to employees, directors and consultants, under the 2001 Stock Option Plan (the “Plan”). The Plan has been approved by the Company’s shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee which function is fulfilled by the full board of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant.  The Plan is scheduled to terminate on October 4, 2011, except as to any options previously granted under the Plan and outstanding as of that time.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s compensation plan as of June 30, 2011.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to an oral agreement with Livingston, which is an affiliate of Gregory Pusey, the Company paid $500 per month to Livingston for rent and certain administrative expenses through June 30, 2010.  The Company believes that these arrangements were at least as favorable as could be obtained with a non-affiliated party.  These payments were discontinued as of July 1, 2010.

The Company paid a dividend to the Company’s common shareholders of record on November 30, 2009.  The dividend consisted of an aggregate of 49,105 shares of AspenBio, which the Company had held as an investment.  The dividend was made to the Company's shareholders at the rate of .014 shares of AspenBio, common stock for each share of the Company's common stock a shareholder owned. The Company’s directors and officers received their pro-rata share of AspenBio common shares from this dividend.  Additionally, 4,000 shares of AspenBio common stock valued at $33,600 for financial reporting purposes were transferred to Mr. McGonegal as a bonus.  At June 30, 2011 the Company owned 2,853 common shares of AspenBio.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

(a) Audit Fees. During the fiscal years ended June 30, 2011 and 2010, the aggregate fees billed by the Company's auditors, Cordovano and Honeck, LLP., for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $11,700 and $9,700 per year, respectively.

(b) Audit-Related Fees. During fiscal years ended June 30, 2011 and 2010 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended June 30, 2011 and 2010.

(d) All Other Fees – describe (if any) – none.

All of the services performed by the independent registered public accounting firm were approved by the Company’s board prior to performance. The board has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) EXHIBITS.

       The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 are incorporated herein by this reference.
3.2	Amended and Restated Bylaws as of September 13, 2010. (2)
4.1	Specimen Certificate of Common Stock. (2)
10.1	Securities Purchase Agreement, dated September 15, 2010, by and among the Company and the Buyers named therein. (3)
10.2	Form of 6% Convertible Promissory Note. (3)
10.3	Form of Warrant. (3)
10.4	Senior Secured Convertible Promissory Note, dated September 15, 2010, issued by PMI to the Company. (3)
10.5	Security Agreement, dated September 15, 2010, by and between PMI and the Company. (3)
10.6	2001 Stock Option Plan (4)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1) Filed herewith.
(2) Filed as an exhibit to the Registrant's Form 10-K for the year ended June 30, 2010 are incorporated herein by this reference.
(3) Filed as an exhibit to the Registrant's Form 8-K filed September 20, 2010 are incorporated herein by this reference.
(4) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended June 30, 2001 are incorporated herein by this reference.
(5) Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE HOLDINGS, LTD.

Date: August 25, 2011	By:	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2011	By	/s/ Gregory Pusey
Gregory Pusey
President, Treasurer and Director

Date: August 25, 2011	By	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Secretary and Director

Date: August 25, 2011	By	/s/ Scott Menefee
Scott Menefee, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cambridge Holdings, Ltd.:

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2011 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2011, and the results of its operations and its cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred operating losses since inception and has negative working capital and a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Littleton, Colorado
August 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cambridge Holdings, Ltd.:

We have audited the accompanying balance sheet of Cambridge Holdings, Ltd. as of June 30, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Holdings, Ltd. as of June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 27, 2010

CAMBRIDGE HOLDINGS, LTD.
BALANCE SHEETS
JUNE 30, 2011 AND 2010

	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,944	$8,596
Investment securities (Note 2)	9,296	14,073
Notes receivable and accrued interest (Note 3)	8,000	-
Prepaid and other assets	-	3,804

Total current and total assets	$31,240	$26,473

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$297	$585
Notes payable and accrued interest (Note 3):
Related parties	544,960	-
Other	761,634	-
Other unsecured liability	8,000	-
Deferred income tax liability (Note 4)	-	2,500

Total current liabilities	1,314,891	3,085

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT) (Notes 3 and 6):
Common Stock - $.025 par value, 15,000,000 shares
authorized: 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,510,845	1,390,752
Accumulated (deficit)	(2,882,243)	(1,455,111)

Total stockholders’ equity (deficit)	(1,283,651)	23,388

Total liabilities and stockholders’ equity (deficit)	$31,240	$26,473

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
 STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2011	2010
INCOME (LOSSES):
Net unrealized (losses)	$(4,777)	$(57,219)
Net realized (losses)	-	(243,478)
Interest income	-	1

Total income (losses)	(4,777)	(300,696)

EXPENSES:
Operating, general and administrative	27,629	152,285

Operating (loss)	(32,406)	(452,981)

OTHER EXPENSES (Note 3):
Valuation reserve on notes receivable	1,242,716	-
Interest income, net of impairment (Note 3)	-	-
Interest expense	175,267	-

Total other expenses	1,417,983	-

Income (loss) before income taxes	(1,450,389)	(452,981)

Income Tax Benefit (Note 4)	23,257	240,216

NET (LOSS)	$(1,427,132)	$(212,765)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.41)	$(0.06)

Weighted average number of basic and
diluted common shares outstanding	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balances, June 30, 2009	3,509,877	$87,747	$1,803,232	$(1,242,346)	$648,633

Dividend (Note 5)	-	-	(412,480)	-	(412,480)

Net (loss) for the year	-	-	-	(212,765)	(212,765)

Balances, June 30, 2010	3,509,877	87,747	1,390,752	(1,455,111)	23,388

Proceeds from debt issuance allocated to warrants (Note 5)	-	-	120,093	-	120,093

Net (loss) for the year	-	-	-	(1,427,132)	(1,427,132)

Balances, June 30, 2011	3,509,877	$87,747	$1,510,845	$(2,882,243)	$(1,283,651)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CAMBRIDGE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(1,427,132)	$(212,765)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Reserve on notes receivable	1,242,716	-
Amortization of interest	120,093	-
Depreciation and amortization	-	1,152
Realized losses on trading investment securities	-	243,478
Unrealized losses on trading investment securities	4,777	57,219
Decrease in deferred income tax expense	(2,500)	(212,500)
Non cash charges	-	56,616
Realized loss on fixed asset disposal	-	3,098
Changes in:

Prepaid and other assets	3,804	13,412
Accrued interest payable	55,174	-
Accounts payable and accrued expenses	(288)	(1,223)

Cash Flows (Used) By Operating Activities	(3,357)	(51,513)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Investment in notes receivable	(1,025,000)	-

Cash Flows (Used) By Investing Activities	(1,025,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	1,025,705	-
Proceeds from unsecured liability	8,000	-

Cash Flows Provided (Used) By Investing Activities	1,033,705	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,348	(51,513)

CASH AND CASH EQUIVALENTS, beginning of year	8,596	60,109

CASH AND CASH EQUIVALENTS, end of year	$13,944	$8,596

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Noncash financing transactions:
Notes receivable and payable exchanged with Prescient	$175,000	$-
Note receivable issued by Prescient	$50,715	$-

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

During the late 1990’s and into the early 2000’s the Company engaged in commercial real estate development and transaction activities.  Commencing in the early 2000’s the Company’s focus changed to providing services to and making minority investments in other small companies, that the Company believed constituted opportunities for value enhancement.  Periodically the Company would distribute such investments that generally had increased in value, as dividends to its stockholders. As a result of the Company’s limited asset base, these activities have been substantially curtailed.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has negative working capital and a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the recent agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2012, including the following:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

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

Other than the distribution of AspenBio common shares in December 2009, there were no purchases or sales during the period and unrealized gains and losses are as reported in the statements of operations for the period.

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

Notes Receivable and Accrued Interest

Notes receivable and accrued interest are carried at the lower of cost or market. Interest income is recorded as it is earned under the terms of the notes. As of June 30, 2011 notes receivable and accrued interest had a cost basis of approximately $1,251,000 and $55,700, respectively.  Based upon an evaluation of Prescient’s ability to repay the loans made as of June 30, 2011 a valuation reserve of approximately $1,298,400 was recorded against the cost basis of the notes and accrued interest receivable. The $1,298,400 reserve was recorded as other expense in the period ended June 30, 2011.  Interest income recognized through June 30, 2011 of $55,700 was netted against the reserve.  No cash has been collected on the notes and accrued interest receivable. Future interest income accrued on the notes receivable will be reserved and income for the notes receivable will be accounted for effectively on the cash basis.

Concentration of Credit Risk

From time to time the Company’s cash position has, historically exceeded the federally insured limits, but no losses have been experienced.  The Company’s notes receivable and accrued interest are concentrated from one debtor and the balance as of June 30, 2011 has been substantially reserved. The Company’s investment in marketable securities is concentrated in one company.

Income Recognition

Interest and dividend income is recorded on the accrual basis.  Gains and losses on changes in the value of securities are recognized as income as they occur.

Income (loss) per share

ASC 260 (formerly - SFAS No. 128), Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average  number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 250,000 shares as of June 30, 2011 and 2010, plus as of June 30, 2011 the number of warrants that would be issuable under the Convertible Bridge Offering as discussed in Note 3) would be anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal year 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”   The adoption of this ASU did not have a material impact on the Company’s financial statements.

There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 - INVESTMENT SECURITIES

The Company classifies its investment securities as trading securities. Investment securities held for trading are reported at their fair market value. Unrealized gains on trading investments are reported in earnings. Gains and losses from investment securities are determined from quoted market prices based upon the specific identification method.

At June 30, 2011, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $9,300 and a cost of approximately $20,700. Included were 2,853 common shares of AspenBio Pharma, Inc., at a cost of approximately $11,500 and a fair market value of approximately $9,300.  During the year ended June 30, 2011 unrealized losses include $4,777 in losses from the trading securities held as of June 30, 2011. During the year ended June 30, 2010, the trading securities total valuation allowance decreased by $544,145, primarily as a result of the December 2009 dividend distribution of AspenBio shares.  The market value of AspenBio common shares have historically been volatile and are expected to continue that trend in the future. As of June 30, 2011, each AspenBio common share had a market price of $3.25 and at August 18, 2011 a value of $2.55. Effective July 29, 2011, AspenBio completed a 5-for-1 reverse stock split.   All references herein to AspenBio common shares have been revised to reflect the affect of this reverse split. Also included in investment securities were 3,003 common shares of PepperBall Technologies, Inc. at a total cost of $9,200 and a fair market value of virtually nil.

In December 2009, the Company completed a dividend distribution to its shareholders consisting of 49,105 shares of AspenBio common stock which had been held as an investment. The transaction for financial reporting purposes was recorded by the Company as a return of capital at the AspenBio shares’ then estimated fair value of $412,480.   Additionally, 2,740 shares of AspenBio common stock valued at $23,016 were transferred to pay administrative costs incurred for processing the distribution and 4,000 shares of AspenBio common stock valued at $33,600 for financial reporting purposes was transferred to an officer as a bonus.

NOTE 3 – TRANSACTIONS ASSOCIATED WITH PRESCIENT MEDICAL

Letter of Intent -
Effective July 2, 2010, the Company signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement as well as certain funding requirements to advance to and complete the merger.  There can be no assurance that a definitive agreement will be agreed to and executed between the parties or that the conditions required to close such a transaction will be achieved.

Convertible Bridge Offering -
On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”). The number of common shares issuable under the Convertible Notes and Bridge Warrants are to be determined based upon the terms of a contemplated subsequent offering, as further discussed below.  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,075,937, prior to expenses which totaled $50,231. Subsequent to the initial September 2010 closing, an additional $175,000 in convertible bridge loans was issued by Cambridge to a consultant who performed consulting services for Prescient.   As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes as further discussed below. The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.  Included in the $1,306,594 total bridge notes and accrued interest payable outstanding as of June 30, 2011 is $544,960 that is payable to related parties who own approximately 20% of the Company’s outstanding common stock.

Unless converted in accordance with their terms and conditions, the Convertible Notes will mature upon the earlier to occur of (i) June 30, 2011 and (ii) an Event of Default (as defined below).  Interest of 6% per annum accrues and compounds annually on the Convertible Notes and will be payable upon conversion or maturity of the Convertible Notes.  The outstanding principal amount of the Convertible Notes, plus accrued and unpaid interest thereon, shall automatically convert into units of the Company’s securities (“Related Offering Units”), at a conversion price equal to a 33% discount to the price at which such Related Offering Units are sold in a prospective private placement offering in an anticipated minimum amount of $6 million and a maximum amount of $12 million (the “Related Offering”).  The Related Offering is anticipated to close simultaneously with the closing of the proposed Merger.  As of the date hereof, the terms and conditions of the Related Offering have not been finalized, including with respect to the type and price of offered securities.  At the June 30, 2011 maturity date, the notes have not been converted or repaid and accordingly, under their terms a default rate of interest of 10% accrues commencing July 1, 2011.

The conversion price of the Convertible Notes may be adjusted in certain circumstances.  The conversion price of the Convertible Notes are subject to a full-ratchet anti-dilution adjustment in the event that the Company issues Common Stock or common stock equivalents at a price per share less than the then-applicable conversion price of the Convertible Notes.

If the Related Offer
ing and the Merger are consummated and the Company issues warrants as part of the Related Offering Units (the “Related Offering Warrants”), each Bridge Warrant will be exchanged for a Related Offering Warrant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing (i) 40% of the aggregate principal amount of the Convertible Notes purchased by the holder, by (ii) a per share price equal to 66.7% of the per Related Offering Unit offering price of the Related Offering Units sold in the Related Offering.  If the Company does not issue Related Offering Warrants in connection with the Related Offering, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the per share price of the shares of Common Stock sold in the Related Offering.  If the Company does not consummate the Related Offering and the Merger is terminated, each Bridge Warrant will be exercisable for a number of shares of Common Stock equal to the quotient obtained by dividing (i) an amount equal to the aggregate principal amount of the Convertible Notes purchased by the holder divided by $2.50, by (ii) 150% of the average five-day closing price of the Common Stock at the time of the Merger termination.

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

The Company ascribed a value of $120,093 to the Bridge Warrants, which was recorded as additional paid-in capital and a corresponding discount to the notes payable upon closing.  The fair value ascribed to the Bridge Warrants was estimated using the Black-Scholes pricing model with the following assumptions:  risk-free interest rate of 1.46%; expected life being the five year life of the Bridge Warrants; expected volatility of 196%; and expected dividend yield of 0%.   The values ascribed to the Bridge Warrants follow the guidance of FSP EITF Issue No. 98-5,“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios,” and FSP EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument” of the FASB’s Emerging Issues Task Force.  The $120,093, fair value of the Bridge Warrants was amortized to interest expense over the term of the notes, which ended as of June 30, 2011.

Secured Loan to Prescient -
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

The original principal amount of the PMI Note equals the aggregate net proceeds from the sale of Bridge Units (as defined below) by the Company on the Initial Closing Date in connection with the initial closing (the “Initial Closing”) under that certain Securities Purchase Agreement, dated as of the Initial Closing Date, by and among the Company and certain investors named therein (the “Purchase Agreement”).  The Company also agreed, pursuant to the Purchase Agreement, to disburse subsequent loans to PMI equal to the net proceeds from the sale of Bridge Units by the Company at subsequent closings under the Purchase Agreement in consideration for the issuance of additional PMI Notes by PMI (“Subsequent PMI Notes”). Subsequent to the initial September 2010 closing, an additional $175,000 in convertible bridge loans was issued by Cambridge on behalf of Prescient.   As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes.   These subsequently issued secured promissory notes included the $175,000 in consulting services and $50,715 in reimbursement by Prescient to Cambridge for the original closing costs.

Based upon an analysis of Prescient’s financial condition as of June 30, 2011, a reserve of approximately $1.3 million has been recorded against the carrying value of the secured notes due from Prescient.

NOTE 4 - INCOME TAX EXPENSE (BENEFIT)

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.

At June 30, 2011 and 2010 the Company had recorded a deferred tax liability of $0 and $2,500, respectively, related to the difference in financial and income tax reporting of the unrealized gains of the trading investment securities. As of June 30, 2011 the deferred tax assets consisted primarily of the tax benefit from the note receivable valuation reserve and the net operating loss carry-forward, the totals of which were fully offset by a valuation allowance due to the uncertainty of the realization of the carry-forwards.  The net operating loss and other loss carry-forwards if not used, will expire in various years through 2030, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The carry-forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	Estimated Other Temporary Differences	Expires	Estimated Tax Benefit	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010	$5,000	6,000	2029	4,100	(4,100)	(4,100)	-
June 30, 2011	$27,000	1,248,000	2030	472,500	(472,500)	(472,500)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
37.06%
Less Valuation Allowance	(37.06)%
Net Effective Rate	--%

Income tax expense (benefit) consisted of:

	For the Years Ended June 30,
	2011	2010

Current income taxes (benefit)	$(20,257)	$(242,700)
Deferred income taxes (benefit)	(3,000)	2,500
Income tax (benefit) expense	$(23,257)	$(240,200)

During the period ended March 31, 2011 the Company received a federal tax refund benefit of $23,352 arising from the carry back of federal net operating losses to recover income taxes previously paid.  The income tax benefit for the years ended June 30, 2011 and 2010 was different from the federal statutory rate as a result of the benefit arising from the prior years’ income taxes recovered as a result of the carry back of net operating losses to such prior years combined with, in the year ended June 30, 2010, the change in the investment securities distributed.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK OPTIONS

Stockholders’ equity

As discussed in Note 3 above, the Company ascribed a value of $120,093 to the Bridge Warrants issued in connection with the Convertible Bridge Notes, which was recorded as additional paid-in capital and a corresponding discount to the notes payable upon closing.

As discussed in Note 2 above, in December 2009, the Company completed a dividend distribution to its shareholders consisting of 49,105 shares of AspenBio common stock which had been held as an investment. The transaction for financial reporting purposes was recorded by the Company as a return of capital at the AspenBio shares’ then estimated fair value of $412,480.

The distribution of the AspenBio common shares was made on a pro rata basis to all of the Company's shareholders and accordingly, the officers and directors of the Company received a distribution of the AspenBio common shares, based upon their holdings of the Company's common shares, which would have amounted to approximately 50% of the total.

2001 Stock Option Plan

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan. The Plan has been approved by the Company’s shareholders and provides for up to 650,000 common shares to be reserved for issuance. Stock options granted under the Plan generally vest over periods of up to three years from the date of grant, as specified in the Plan or by the compensation committee which function is currently fulfilled by the full board of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. The Plan is scheduled to terminate on October 4, 2011, except as to any options previously granted under the Plan and outstanding as of that time.

The Company accounts for stock-based compensation ASC 718 (formerly - SFAS No. 123 (revised 2004)), “Share-Based Payment”, using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

A summary of stock option activity of options to employees, directors and advisors, for the year ended June 30, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2011	250,000	$0.44	5.2	$—

Exercisable at June 30, 2011	250,000	$0.44	5.2	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2011.

During the year ended June 30, 2009, there were options to purchase 250,000 shares of common stock granted to directors under the Plan with a weighted average fair value at the grant date of $0.38 per option exercisable at an average of $0.44 per share.  As of June 30, 2011, based upon employee, advisor and consultant options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

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

At June 30, 2011 the Company owned 2,852 common shares of AspenBio. Greg Pusey, president of the Company, serves as a vice president of AspenBio and a member of its board of directors and Jeffrey G. McGonegal, chief financial officer of the Company, serves as AspenBio's chief financial officer.

At June 30, 2011 the Company owned 3,003 shares of PepperBall Technologies, Inc. at a total cost of $9,200 and a fair market value of virtually nil.

See Note 3 for additional related party transactions.