Form 10-Q
period 2011-09-30
CAMBRIDGE HOLDINGS LTD
filed 2011-11-17
CIK 712757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s $.025 par value common stock outstanding as of November 15, 2011 was 3,509,877.

CAMBRIDGE HOLDINGS, LTD.

Part I.  Financial Information

CAMBRIDGE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011 (Derived from 2011 audited financial statements)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,519	$13,944
Investment securities	8,586	9,296
Notes receivable and accrued interest	8,000	8,000

Total current and total assets	$28,105	$31,240

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,278	$297
Notes payable and accrued interest:
Related parties	532,157	524,483
Other	793,619	782,111
Other unsecured liability	8,000	8,000

Total current liabilities	1,339,054	1,314,891

COMMITMENTS AND CONTINGENCIES:

CAPITAL DEFICIT:
Common Stock - $.025 par value, 15,000,000 shares
authorized; 3,509,877 shares issued and outstanding	87,747	87,747
Additional paid-in capital	1,510,845	1,510,845
Accumulated (deficit)	(2,909,541)	(2,882,243)

Total capital (deficit)	(1,310,949)	(1,283,651)

	$28,105	$31,240

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2011	2010
INCOME (LOSSES):
Net unrealized (loss)	$(711)	$(6,754)
Interest and dividend income	2	-

Total income (losses)	(709)	(6,754)

OPERATING EXPENSES:
Operating, general, and administrative	7,408	14,844

Operating loss	(8,117)	(21,598)

OTHER (INCOME) EXPENSE:
Interest income, net of impairment	-	(3,046)
Interest expense	19,181	8,460

Interest, net	19,181	5,414

NET (LOSS) BEFORE INCOME TAX	(27,298)	(27,012)

Income Tax (Benefit)	-	-

NET (LOSS)	$(27,298)	$(27,012)

NET (LOSS) PER COMMON SHARE, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,509,877	3,509,877

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CAMBRIDGE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended September 30,
	2011	2010
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(27,298)	$(27,012)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Amortization	-	5,287
Deferred income taxes	-	2,000
Unrealized losses on trading investment securities	711	6,754
Changes in:
Other assets	-	(3,837)
Accrued interest payable	19,181	-
Accrued expenses and other	4,981	8,761

Cash flows (used) by operating activities	(2,425)	(8,047)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Investments in notes receivable	-	(1,025,000)

Cash flows (used) by operating activities	-	(1,025,000)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	1,076,421
Fees paid for issuance of debt	-	(50,231)

Cash flows provided by financing activities	-	1,026,190

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,425)	(6,857)

CASH AND CASH EQUIVALENTS, beginning of period	13,944	8,596

CASH AND CASH EQUIVALENTS, end of period	$11,519	$1,739

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cambridge Holdings, Ltd.
Notes to Unaudited Condensed Financial Statements

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Cambridge Holdings, Ltd. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2011. The results of operations for the period ended September 30, 2011 are not necessarily an indication of operating results for the full year.

Note 1 – Significant Accounting Policies

Loss per share

ASC 260 (formerly - SFAS No. 128), Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average  number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 250,000 shares as of September 30, 2011 and 2010, plus the number of warrants that would be issuable under the Convertible Bridge Offering as discussed in Note 2) would be anti-dilutive.

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

On September 15, 2011, the FASB issued (ASU 2011-08), “Testing Goodwill for Impairment” which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 will apply to the 2012 fiscal year.  The Company does not expect material financial statement implications relating to the adoption of this ASU.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has negative working capital and a capital deficit, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we expect the recent agreement with Prescient Medical, Inc. (“Prescient”), if successfully completed, which at present is uncertain, to create opportunities for additional funding, there can be no assurance of that. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in the year ending June 30, 2012, including the following:

1.	Pursuing the completion of the Prescient merger and relating funding activities or acceptable alternative arrangements;

2.	Aggressively pursuing additional fund raising activities; and

3.	Continuing to monitor and implement other cost control initiatives to conserve cash

Note 2 – Letter of Intent for Merger and Related Funding Transactions

Letter of Intent -
Effective July 2, 2010, the Company signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement as well as certain funding requirements to advance to and complete the merger. As of September 30, 2011 there is no current activity between the Company and Prescient in advancing on a definitive agreement or funding discussions.  There can be no assurance that a definitive agreement will be agreed to and executed between the parties or that the conditions required to close such a transaction will be achieved. During the year ended June 30, 2011, Prescient advanced $8,000 to the Company for working capital.  The advance is unsecured and contains no repayment conditions or interest.

Convertible Bridge Offering -
On September 15, 2010 (“Initial Closing Date”), the Company and certain investors executed and delivered a Purchase Agreement pursuant to which the Company offered (the “Bridge Offering”) to sell to eligible investors units of the Company’s securities (“Bridge Units”) comprised of (i) 6% Convertible Promissory Notes (the “Convertible Notes”), and (ii) warrants (the “Bridge Warrants”) to purchase shares of the Company’s common stock (“Common Stock”). The number of common shares issuable under the Convertible Notes and Bridge Warrants are to be determined based upon the terms of a contemplated subsequent offering, as further discussed below.  In addition, on the Initial Closing Date, the Company conducted the Initial Closing of the Bridge Offering under the Purchase Agreement.  The aggregate original principal amount of the Convertible Notes sold at the Initial Closing equaled $1,075,937, prior to expenses which totaled $50,231. Subsequent to the initial September 2010 closing, an additional $175,000 in convertible bridge loans was issued by Cambridge to a consultant who performed consulting services for Prescient.   As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes as further discussed below. The number of shares of Common Stock into which the Bridge Warrants issued at the Initial Closing are exercisable is described below.  Included in the $1,325,776 total bridge notes and accrued interest payable outstanding as of June 30, 2011 is $532,157 that is payable to related parties who own approximately 20% of the Company’s outstanding common stock.

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

As of September 30, 2011 the Convertible Notes and accrued interest, which were due as of June 30, 2011 have not been repaid or converted into equity.

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

Based upon an analysis of Prescient’s financial condition a reserve of approximately $1.3 million has been recorded against the carrying value of the secured notes and accrued interest due from Prescient.  As of September 30, 2011 the PMI Note and the Subsequent PMI Notes, which were due as of June 30, 2011 have not been repaid.  Cambridge has been in contact with Prescient concerning possible steps to resolve the notes.

Note 3 – Investment Securities

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

At September 30, 2011, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $8,600 and a cost of approximately $20,700. Included were 2,853 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $8,600. Also included were 3,004 common shares (“PBAL”) of PepperBall Technologies, Inc. ("PepperBall") at a cost of $9,200 and a fair market value of $30.

At June 30, 2011, the Company's market value of trading securities consisted primarily of securities with a fair market value of approximately $9,300 and a cost of approximately $20,700. Included were 2,853 common shares of AspenBio, at a cost of approximately $11,500 and a fair market value of approximately $9,300. Also included were 3,004 PBAL shares at a cost of $9,200 and a fair market value of virtually nil.

Note 4 – Stockholders’ Equity and Stock Options

Stockholders’ equity

As discussed in Note 2 above, the Company ascribed a value of $120,093 to the Bridge Warrants issued in connection with the Convertible Bridge Notes, which was recorded as additional paid-in capital and a corresponding discount to the notes payable upon closing.

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

A summary of stock option activity of options to employees, directors and advisors, for the three months ended September 30, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	250,000	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at September 30, 2011	250,000	$0.44	5.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2011.

As of September 30, 2011, based upon options granted to that point, there was no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Note 5 - Subsequent Events:

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that there are no reportable subsequent events.

Item 2:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cambridge Holdings, Ltd. (the "Company," “we,” “us,” “our”), was incorporated under the laws of the State of Colorado on June 23, 1980 under the name Jones Optical Company. The Company's name was changed to Cambridge Holdings, Ltd. in August 1988.

Results of Operations

Three-month Period Ended September 30, 2011 compared to Three-month Period Ended
September 30, 2010

The Company's revenues for the three-month period ended September 30, 2011 was a negative $700 resulting primarily from unrealized losses from the decline in value of marketable securities.

The Company's revenues for the three-month period ended September 30, 2010 was a negative $6,800 resulting primarily from unrealized losses from the decline in value of marketable securities.

Operating, general and administrative expenses totaled $7,400 in the 2011 period and $14,800 in the 2010 period with the decrease related to reduction in legal expenses. The Company incurred net interest expense of $19,200 in the 2011 period and $8,400 in the 2010 period associated with the Bridge Loans.

During the three-month periods ended September 30, 2011 and 2010 no income tax benefit was recorded.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of $11,500 and a working capital deficit of $1,310,900.

The Company has signed a letter of intent with Prescient for a reverse merger with privately held Prescient.  The letter of intent is non-binding and contains a number of conditions and requirements, including the negotiation and execution of a definitive agreement, as well as certain funding requirements to advance to and complete the merger. As of September 30, 2011 there is no current activity between the Company and Prescient in advancing on a definitive agreement or funding discussions.   In advance of an anticipated merger between the companies, on September 15, 2010 a bridge loan closing occurred in which the Company received a total of $1,075,937 in bridge loans from accredited investors and $50,231 was incurred in offering expenses.  Of this net amount, $1,025,000 was thereupon loaned to Prescient under 6% secured promissory notes.  Subsequent to the initial September 2010 closing, an additional $175,000 in bridge loans was issued by Cambridge to a consultant who performed consulting services for Prescient.  As consideration for these bridge loans, Prescient issued to Cambridge $225,715 in secured promissory notes.  These subsequently issued secured promissory notes included the $175,000 in consulting services and $50,715 in reimbursement by Prescient to Cambridge for the original closing costs. There can be no assurance that a definitive agreement will be agreed upon and executed between the parties or that the conditions required to close such a transaction will be achieved. Certain of the conditions include, among several other conditions, execution of a definitive agreement, approval by both companies’ shareholders and closing on additional funding amounts.  The note receivable from Prescient and the notes payable to investors, in each case including accrued interest, matured on June 30, 2011. As of September 30, 2011, a reserve of approximately $1.3 million has been recorded against the carrying value of the secured notes due from Prescient, based upon an analysis of Prescient’s financial condition. Cambridge has been in contact with Prescient concerning possible steps to resolve the notes.

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

For the three-month period ended September 30, 2011 operating activities used cash of $2,400. The loss of $27,000 was reduced by $700 of unrealized losses on trading investment securities. An increase of $5,000 in accounts payable and accrued expenses and accrued interest payable of $19,200 associated with the Bridge Loans also offset the net loss.

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

There was no cash used by investing or financing during the three-month periods ended September 30, 2011.

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

We have also identified conditions as of September 30, 2011 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities and 2) the lack of a sufficient number of qualified accounting personnel. We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our chief executive officer of accounting information and reconciliations, and the use of outside consultants.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the three months ended September 30, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting
There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s current fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.  See Form 10-K for the year ended June 30, 2011 for the Company’s Risk Factors.

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

CAMBRIDGE HOLDINGS, LTD.

November 17, 2011	By:	/s/ Gregory Pusey
Gregory Pusey
Chief Executive Officer, President, Treasurer and Director

November 17, 2011	By:	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Senior Vice President-Finance, Chief Financial Officer and Director